Form 10-Q
period 1994-08-31
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1998-05-19
CIK 27850

F14
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934.

  For the quarterly period ended August 31, 1994.

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

        For the transition period from                To

        Commission File Number: 0-8880

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


                              New York 11-2196303
                   (State of jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


                      108 Main St. Stamford, NY, 12167-1137
                    (Address of principal executive offices)


                                  212-425-3158
              (Registrant's telephone number, including area code)


Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark, whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X     No

        The Company had  38,484,549 shares of common stock outstanding

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended August 31, 1994 included herein have been prepared by Maritime Transport & Technology, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of August 31, 1994, and the results of operations and cash flows for the three month periods ended August 31, 1993 and 1994.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal years ended May 31, 1993 and 1994.


                                  MARITIME TRANSPORT & TECHNOLOGY, INC.
                                      (A Development Stage Company)
                                               BALANCE SHEET
                                                                                              August 31,
                                                                                May 31,          1994
                                                                                  1994         Unaudited
                                  Assets
Current assets
  Cash                                                                            $-0-                $-0-




Total assets                                                                      $-0-                $-0-
                                   Liabilities and Stockholders' Equity
Current liabilities
  Accrued taxes                                                                                       $-0-


Capital stock
  Common stock-authorized 80,000,000 common shares, par value $.01 each,
at May 31, 1994 and August 31, 1994 the shares outstanding was 38,484,549            384,845       384,845
and 38,484,549 respectively.
  Additional paid in capital                                                             -0-           -0-
  Deficit accumulated during development stage                                     (384,845)     (384,845)
Total stockholders' equity                                                          -0-           -0-
Total liabilities and stockholders' equity                                         $-0-          $-0-



                     MARITIME TRANSPORT & TECHNOLOGY, INC.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                                                               From the date of
                             For the three    For the three     reorganization
                              months ended     months ended   (June 1, 1994) to
                               August 31,       August 31,        August 31,
                                  1993             1994              1994
                               Unaudited        Unaudited         Unaudited
Income                                  $-0-             $-0-               $-0-
Less cost of goods sold                  -0-              -0-                -0-
Gross profit                             -0-              -0-                -0-

Operations:
  General and                            -0-              -0-                -0-
administrative
  Depreciation                           -0-              -0-                -0-
and
amortization
  Total expense                          -0-              -0-                -0-

Net Profit (Loss)                       $-0-             $-0-               $-0-


Net income (loss)  per                 $0.00            $0.00              $0.00
share
Number of shares                 38,484,549       38,484,549          38,484,549
outstanding








                                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF CASH FLOWS
                                                                                                 For the period
                                                                                                      from
                                                                For the three   For the three    reorganization
                                                                months ended    months ended   (June 1, 1994) to
                                                                    ended         August 31,       August 31,
                                                                 August 31,          1994             1994
                                                                     1993         Unaudited        Unaudited
                                                                  Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $-0-            $-0-               $-0-
  Depreciation                                                             -0-             -0-                -0-
Adjustments
  Accrued expenses
  TOTAL CASH FLOWS FROM OPERATIONS                                         -0-             -0-                -0-

NET INCREASE (DECREASE) IN CASH                                            -0-             -0-                -0-
CASH BALANCE BEGINNING OF PERIOD                                           -0-             -0-                -0-
CASH BALANCE END OF PERIOD                                                $-0-            $-0-               $-0-


                                 See accompanying notes to financial statements.


                                   MARITIME TRANSPORT & TECHNOLOGY, INC.
                                       (A Development Stage Company)
                                     STATEMENT OF STOCKHOLDERS EQUITY
                                                            Additional         Accumulated
                        Common Stock        Common            paid in        deficit during
                                             Stock            capital       development stage     Total
June        1, 1994         38,484,549           384,845              $-0-          $(384,845)         $-0-

Unaudited
August  31, 1994            Net profit                                                  -0-           -0-

August  31, 1994           38,484,549          $384,845              $-0-           $(384,845)       $-0-












       1. BASIS OF PRESENTATION



     The accompanying unaudited financial statements of Maritime Transport & Technology, Inc. (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10KSB for the year ended August 31, 1994.



       2. NET INCOME PER SHARE



     Primary earnings per share are based on the total number of shares of common stock outstanding on August 31, 1994. On that date, the total number of shares of common stock outstanding was 38,484,549.



       3. ACCOUNTING FOR INCOME TAXES



     The Company follows Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes," which requires an asset and liability approach of accounting for income taxes. Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.



       4. MARKETABLE SECURITIES



     The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities",
which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and Management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.



     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At August 31, 1994, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.



       NOTE 5. COMMITMENTS AND CONTINGENCIES



     At  August  31,   1994,   the  Company  has  no  pending   commitments   or
contingencies.





     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at August 31, 1994.



       :
                                                     Gross             Gross                     Estimated
                                                     Unrealized        Unrealized                Fair
         `                          Cost             Gains             Gains                     Value
                                    ------           -------------     -------------             -------------
Cash                                $-0-                                                         $-0-
Total cash and

         cash equivalents           $-0-                                                         $-0-




       Item 2. Management's Discussion and Analysis or Plan of Operation



                             MANAGEMENT'S DISCUSSION AND ANALYSIS

                       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       for the three months ended August 31, 1994 and 1995

 ------------------------------------------------------------------------------



     Except for the description of historical facts contained herein, this Form 10Q-SB contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others, the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development.



     Results of operations for the three months ended August 31, 1994 as compared to the three months ended August 31, 1993

     Revenues were $0 for the nine months ended August 31, 1994 as compared to $0 for the three months ended August 31, 1993. Costs of goods sold for the three months ended August 31, 1994, were $0 as compared to $0 for the three months ended August 31, 1993 representing a cost of goods sold percentage of 0% for the three months ended August 31, 1994 as compared to 0% for the three months ended August 31, 1993. The cost of goods sold percentage during the first quarter of fiscal 1995 remains approximately consistent with the percentage during the first quarter of fiscal 1994.

     General and administrative costs for the three months ended August 31, 1994 were $0, an increase of 0% over expenses of $0 for the three months ended August 31, 1993.

     Liquidity and capital resources as of the end of the three months ended August 31, 1994.



     The Company's cash balance was $-0- and working capital was $-0- as at August 31, 1994.

     The Company's primary short-term needs for capital, which are subject to change, are for its continued existence and to find a new business purpose.

     Income tax: As of August 31, 1994, the Company has a tax loss carry-forward of $384,845. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

     The Company believes that its available cash and cash from operations and the willingness of managment to provide for the cash needs of the Company will be sufficient to satisfy its funding needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

 PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.
No legal proceedings are pending against the Company.

Item 2. Changes in Securities
None.

Item 3. Defaults upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security-Holders
None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MARITIME TRANSPORT & TECHNOLOGY, INC.


/s/ George Bergleitner
Mr. George Bergleitner,
President


Dated:   May 2, 1998