Form 10-Q
period 1995-02-28
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1998-05-19
CIK 27850

F3
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended February 28, 1995.

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

     Indicate by check mark, whether the registrant:: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X     No

        The Company had  38,484,549 shares of common stock outstanding

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the period ended February 28, 1995 included herein have been prepared by Maritime Transport & Technology, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of February 28, 1995, and the results of operations and cash flows for the three month periods ended February 28, 1994 and 1995.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal years ended February 28, 1994 and 1995.


                                  MARITIME TRANSPORT & TECHNOLOGY, INC.
                                      (A Development Stage Company)
                                               BALANCE SHEET
                                                                                             February 28,
                                                                                May 31,          1995
                                                                                  1994         Unaudited
                                  Assets
Current assets
  Cash                                                                            $-0-                $-0-




Total assets                                                                      $-0-                $-0-
                                   Liabilities and Stockholders' Equity
Current liabilities
  Commitments and contingencies                                                   $-0-                $-0-


Capital stock
  Common stock-authorized 80,000,000 common shares, par value $.01 each,
at May 31, 1994 and February 28, 1995 the shares outstanding was                     384,845       384,845
38,484,549 and 38,484,549 respectively.
  Additional paid in capital                                                             -0-           -0-
  Deficit accumulated during development stage                                     (384,845)     (384,845)
Total stockholders' equity                                                          -0-           -0-
Total liabilities and stockholders' equity                                         $-0-          $-0-



                     MARITIME TRANSPORT & TECHNOLOGY, INC.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                                                               From the date of
                              For the nine     For the nine     reorganization
                              months ended     months ended   (June 1, 1994) to
                              February 28,     February 28,      February 28,
                                  1994             1995              1995
                               Unaudited        Unaudited         Unaudited
Income                                  $-0-             $-0-               $-0-
Less cost of goods sold                  -0-              -0-                -0-
Gross profit                             -0-              -0-                -0-

Operations:
  General and                            -0-              -0-                -0-
administrative
  Depreciation                           -0-              -0-                -0-
and
amortization
  Total expense                          -0-              -0-                -0-

Net Profit (Loss)                       $-0-             $-0-               $-0-


Net income (loss)  per                 $0.00            $0.00              $0.00
share
Number of shares                 38,484,549       38,484,549          38,484,549
outstanding






                                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF CASH FLOWS
                                                                                                 For the period
                                                                                                      from
                                                                For the nine    For the nine     reorganization
                                                                months ended    months ended   (June 1, 1994) to
                                                                February 28,     February 28,     February 28,
                                                                     1994            1995             1995
                                                                  Unaudited       Unaudited        Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $-0-            $-0-               $-0-
  Depreciation                                                             -0-             -0-                -0-
Adjustments
  Accrued expenses
  TOTAL CASH FLOWS FROM OPERATIONS                                         -0-             -0-                -0-


NET INCREASE (DECREASE) IN CASH                                            -0-             -0-                -0-
CASH BALANCE BEGINNING OF PERIOD                                           -0-             -0-                -0-
CASH BALANCE END OF PERIOD                                                $-0-            $-0-               $-0-


                                 See accompanying notes to financial statements.


                                   MARITIME TRANSPORT & TECHNOLOGY, INC.
                                       (A Development Stage Company)
                                     STATEMENT OF STOCKHOLDERS EQUITY
                                                            Additional         Accumulated
                        Common Stock        Common            paid in        deficit during
                                             Stock            capital       development stage     Total
June         1, 1994        38,484,549           384,845              $-0-          $(384,845)         $-0-

Unaudited
February 28, 1995           Net profit                                                  -0-           -0-

February 28, 1995          38,484,549          $384,845              $-0-           $(384,845)       $-0-



       1. BASIS OF PRESENTATION



     The accompanying unaudited financial statements of Maritime Transport & Technology, Inc. (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10KSB for the year ended February 28, 1995.



       2. NET INCOME PER SHARE



     Primary earnings per share are based on the total number of shares of common stock outstanding on February 28, 1995. On that date, the total number of shares of common stock outstanding was 38,484,549.



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



     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At February 28, 1995, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.



       NOTE 5. COMMITMENTS AND CONTINGENCIES



     At  February  28,  1995,   the  Company  has  no  pending   commitments  or
contingencies.





     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at February 28, 1995:

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

                       for the nine months ended February 28, 1994 and 1995



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



     Results of operations for the nine months ended February 28, 1995 as compared to the nine months ended February 28, 1994


     Revenues were $0 for the nine months ended February 28, 1995 as compared to $0 for the nine months ended February 28, 1994. Costs of goods sold for the nine months ended February 28, 1995, were $0 as compared to $0 for the nine months ended February 28, 1994 representing a cost of goods sold percentage of 0% for the three months ended February 28, 1995 as compared to 0% for the three months ended February 28, 1994. The cost of goods sold percentage during the first quarter of fiscal 1995 remains approximately consistent with the percentage during the first quarter of fiscal 1994.



     General and administrative costs for the nine months ended February 28, 1995 were $0, an increase of 0% over expenses of $0 for the nine months ended February 28, 1994.



     Liquidity and capital resources as of the end of the nine months ended February 28, 1995.



     The Company's cash balance was $-0- and working capital was $-0- as at February 28, 1995. The Company's primary short-term needs for capital, which are subject to change, are for its continued existence and to find a new business purpose.



     Income tax: As of February 28, 1995, the Company has a tax loss carry-forward of $384,845. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.



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