Form 10-K
period 1995-05-31
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1998-05-19
CIK 27850

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         May 31, 1995                               0-8880
         (For fiscal year ended)                    (Commission file no.)

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

          New York                                         11-2196303
     (State of other jurisdiction of          (I-R.S. employer
      incorporation or organization)           Identification no.)

         108 Main St.
         Stamford, NY                             12167-1137
     (Address of principal office)                (Zip code)

                                  212-425-3158
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act:

                                Common stock, $.01 par value per share

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such report(s), and (2)has been subject to such filing requirements for the past 90 days.

                  Yes X                     No ____

                                              $ 0 as of May 31, 1995
                                    (Aggregate market value of the voting stock
                                       held by non-affiliates of registrant)

     38,985,549 shares, $.Ol par value, as of May 31, 1995 (Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   INTO Part I

                Annual Reports of Registrant on Form 10-K for the
                         fiscal year ended May 31, 1988

                                                      PART I

ITEM 1. BUSINESS

     Maritime Transport & Technology, Inc. (the "Registrant") was incorporated under the laws of the State of New York on June 26, 1968 under the name of "Inter-County Premium Advancing Corp." On May 2, 1976, Registrant acquired 100% (1,300,000 shares) of the issued and outstanding common stock, $.Ol par value per share, of Delhi Chemicals, Inc., a New York corporation, in exchange for an aggregate of 1,300,000 newly-issued shares of the common stock of Registrant. The foregoing constituted a tax-free exchange within the meaning of Section 368
(A)(1)(B) of the Internal Revenue Code of 1954 as amended. On June 22, 1976, pursuant to a Certificate of Merger filed with the Secretary of State-of New York, Delhi chemicals, Inc. was merged into the Registrant and Registrant amended its certificate of incorporation so as to change its name to "Delhi Chemicals, Inc." in January and April of 1981, respectively, pursuant to shareholder approval granted at a meeting of Registrant's shareholders held on November 25, 1980, Registrant's certificate of incorporation was amended so as to change its authorized common stock from 4,000,000 to 6,000,000 shares, and its name to "Delhi Consolidated Industries, Inc."

     From May 1976 until the Fall of 1983, Registrant was engaged in the furniture refinishing products business as the distributor and franchiser of "Houck's Process" furniture and metal stripping and refinishing products. In the Fall of 1983, after experiencing eight (8) successive fiscal quarters in which operating losses were incurred, Registrant discontinued all active business operations. Registrant has not engaged in any active business operations since such discontinuance.

     On June 22, 1983, Registrant's shareholders approved a one-for-two reverse split of all of Registrant's issued and outstanding common stock, $.Ol par value, per share, effective July 27, 1983, resulting in there being 4,886,347 shares of Registrant's common stock outstanding after such reverse-split. Subsequently, Registrant rescinded the issuance of 680,000 Shares for non-delivery of consideration. (See Note 6E) Accordingly, there were 9,311,019 shares of common stock issued and outstanding. All references to the issued and outstanding stock of Registrant, appearing hereinafter in this report, give effect to the foregoing stock split.

     In December, 1987, The Company agreed to purchase from Maritime Transport and Technology, Inc. patents, metal forging engineering designs and technology. The Company issued 4,990,000 shares of common stock to Maritime for the acquisition, as a partial payment of a total consideration of 11,185,933 shares of common stock and 7,100 shares of preferred stock. Subsequently, additional shares were issued, primarily in exchange for cancellation of debt owed to James Howell, President of the Company, bringing the total number of shares issued and outstanding to 38,985,549.

     The Company is presently inactive and has no operations. The Company's current business plan is limited to seeking to acquire, in exchange for securities of the Company, assets or a business. No agreements regarding acquisition of any such assets have been entered into as of the date of this Form 10-KSB.

ITEM 2. PROPERTIES

     Registrant has no operations, and does not lease or own any properties or equipment. The Company's President provides the Company with limited office space in his offices at no charge.


ITEM 3. LEGAL PROCEEDINGS

     As at May 31, 1995 and the filing date hereof, no material legal proceedings were pending to which the Registrant or any of its property is subject, nor to the knowledge of the Registrant are such legal proceedings threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Registrant submitted no matters to a vote of its security holders during its fiscal year ended May 31, 1995.


                                                      PART II

ITEM 5. MARKET FOR REGISTRANTIS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      The company's Common Stock has not been traded since 1993.

     (b) As of May 31, 1995, there were approximately 894 holders of the Company's Common Stock.

         (c)  No dividends were paid during the fiscal year ending May 31, 1995.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


       For the nine months ended May 31, 1994 and 1995




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



            Results of operations for the year ended May 31, 1995 as compared to the year ended May 31, 1994

     Revenues were $0 for the year ended May 31, 1995 as compared to $0 for the year ended May 31, 1994. Costs of goods sold for the year ended May 31, 1995, were $0 as compared to $0 for the year ended May 31, 1994 representing a cost of goods sold percentage of 0% for the three months ended May 31, 1995 as compared to 0% for the three months ended May 31, 1994. The cost of goods sold percentage during the first quarter of fiscal 1995 remains approximately consistent with the percentage during the first quarter of fiscal 1994.



     General and administrative costs for the year ended may 31, 1995 were $0, an increase of 0% over expenses of $0 for the year ended May 31, 1994.



     Liquidity and capital resources as of the end of the year ended May 31, 1995.



     The Company's cash balance was $-0- and working capital was $-0- as at May 31, 1995. The Company's primary short-term needs for capital, which are subject to change, are for its continued existence and to find a new business purpose.



     Income tax: As of May 31, 1995, the Company has a tax loss carry-forward of $384,845. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.



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

Financial Condition

     During 1995 the Company was inactive, as it was in 1994. Therefore no changes have occurred in the Company's financial condition. The minor expenses which occur from time to time have been paid by the Company's President during 1995 and he will continue to pay such expenses until a new business is acquired.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached hereto at page XX.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants for the fiscal year ending May 31, 1995.

                                                     PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF REGISTRANT


Name                                      Age                 Position

James A. Howell                            51                 President and Chief
                                                              Executive Officer
Frederick P. Hueber                        62                 Director


     James A. Howell. Mr. Howell has been President and a director of the Company since 1988. Mr. Howell is also president and a principal of Abbott Warwick & Co., Ltd., a firm specializing in financial management, planning, and advisory services to foreign financial institutions and domestic corporations. From 1971 to 1982, Mr. Howell was employed, in various capacities, by Chemical Bank, New York. His position at Chemical Bank included marketing officer, deputy general manager, and manager. Mr. Howell was appointed a vice president by such institution in 1978. In 1968, he received a B.S. in Economics from the University of Bridgeport, and from 1968 to 1970 Mr. Howell served in the U.S. Army.


     Frederick P. Hueber. Captain Hueber has been a director of the Company since 1988. Captain Hueber has been, since 1982 , the president of Hueber Associates, Inc., a technical marketing and management consulting corporation, which provides expert support in areas related to defense and commercial systems, with special expertise and experience in management, research and development, acquisitions, technology transfer control, industrial base initiatives and offset and counter-trade development and accommodation. Prior to 1982, Captain Hueber served in the military, a career which began in 1956 as a naval aviator. During his 27 years of service, he served in all fields of aviation command and management structures. He was an experimental test pilot for four years and held squadron command, and then moved into management at staff levels for both the Chief of Naval Operations and the Chief of Naval Material. Captain Hueber received a B.S. in mathematics from Villanova University, graduated from the U.S. Navy Test Pilot School, received a M.S. in science and business from the University of Rochester, attended the Industrial College of Armed Forces, and attended the Executive Development-Business program at the University of Virginia.


ITEM 10. EXECUTIVE COMPENSATION

     No compensation was paid to any officer or director of the Company during the fiscal year ending May 31, 1995.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the share ownership, as of May 31, 1995, of those persons known to Registrant to be the beneficial owners of more than 5% of Registrant's common stock, $.Ol par value, and by Re-gistrant's officers and directors:


                                            Number of                           Percentage
Name                                          Shares                            of shares
                                            Owned                               owned


James A. Howell                              4,680,000                          12%
161 W. 15th Street
New York, NY  10011

Maritime Transport &                        20,129,975                          51.6%
Technology
161 W. 15th Street
New York, NY  10011

Booth Graham & Nunez                         4,727,900                          12.1%
439 East 76th Street
New York, NY  10021


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no related party transactions during the fiscal year ended December 31, 1995.

Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) All required exhibits are incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 1988.

     (b) No Financial Statement Schedules or reports on Form 8-K are required to be filed herewith.

                                 THOMAS MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                              Voice (973) 790-8775
                               Fax (973) 790-8845

To The Board of Directors and Shareholders of Maritime Transport & Technology, Inc. ( a development stage company)

     I have audited the accompanying balance sheet of Maritime Transport & Technology, Inc. (a development stage company) as of May 31, 1995 and the related statements of operations, cash flows and shareholders' equity for the years ended May 31, 1994 and 1995. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maritime Transport & Technology, Inc. ( a development stage company) as of May 31, 1995 and the related statements of operations, cash flows and shareholders' equity for the years ended May 31, 1994 and 1995 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Maritime Transport & Technology, Inc. ( a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Maritime Transport & Technology, Inc. (a development stage company) to continue as a going concern.



/s/ Thomas Monahan

Thomas P. Monahan, C.P.A.

April 14, 1998
Paterson, New Jersey


                           MARITIME TRANSPORT & TECHNOLOGY, INC.
                               (A Development Stage Company)
                                        BALANCE SHEET
                                        MAY 31, 1995

                                  Assets
Current assets
  Cash                                                                                $2,000




Total assets                                                                          $2,000
                            Liabilities and Stockholders' Equity
Current liabilities
  Accrued taxes                                                                         $421


Capital stock
  Common stock-authorized 80,000,000 common shares, par value $.01 each,             384,845
at May 31, 1995 the shares outstanding was 38,484,549
  Additional paid in capital                                                             -0-
  Deficit accumulated during development stage                                     (383,266)
Total stockholders' equity                                                            1,579
Total liabilities and stockholders' equity                                           $2,000




                           MARITIME TRANSPORT & TECHNOLOGY, INC.
                               (A Development Stage Company)
                                  STATEMENT OF OPERATIONS
                                                                           From the date of
                                           For the year    For the year     reorganization
                                              ended            ended      (June 1, 1994) to
                                             May 31,          May 31,          May 31,
                                               1994             1995             1995
Income                                               $-0-         $40,000            $40,000
Less cost of goods sold                               -0-
                                                                      -0-                -0-
Gross profit                                          -0-          40,000             40,000

Operations:
  General and administrative                          -0-          38,000             38,000
  Depreciation and  amortization                      -0-        -0-                -0-
  Total expense                                       -0-          38,000             38,000

Profit before corporate income taxes                                2,000              2,000

Corporate taxes                                                       421                421

Net Profit (Loss)                                    $-0-          $1,579             $1,579


Net income (loss)  per share                        $0.00           $0.00              $0.00
Number of shares outstanding                  38,484,549      38,484,549          38,484,549



                      See accompanying notes to financial statements.


                                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF CASH FLOWS
                                                                                                 For the period
                                                                                                      from
                                                                For the year    For the year     reorganization
                                                                    ended           ended      (June 1, 1994) to
                                                                   May 31,         May 31,          May 31,
                                                                     1994            1995             1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $-0-          $1,579             $1,579
  Depreciation                                                             -0-             -0-                -0-
Adjustments
  Accrued expenses                                                                        421                421
  TOTAL CASH FLOWS FROM OPERATIONS                                         -0-           2,000              2,000

NET INCREASE (DECREASE) IN CASH                                            -0-           2,000              2,000
CASH BALANCE BEGINNING OF PERIOD                                           -0-         -0-                -0-
CASH BALANCE END OF PERIOD                                                $-0-         $2,000             $2,000


                               See accompanying notes to financial statements.


                                MARITIME TRANSPORT & TECHNOLOGY, INC.
                                    (A Development Stage Company)
                                   STATEMENT OF STOCKHOLDERS EQUITY
                                                       Additional         Accumulated
                   Common Stock        Common            paid in        deficit during
                                        Stock            capital       development stage     Total
June   1, 1994         38,484,549           384,845              $-0-          $(384,845)         $-0-
May 31, 1995           Net profit                                                  1,579        1,579

May 31, 1995           38,484,549          $384,845              $-0-          $(383,266)       $1,579


         Note 1. Organization of Company and Issuance of Common Stock



         a. Creation of the Company



     Maritime Transport & Technology, Inc. (the "Company") was formed under the laws of the State of New York on June 26, 1968 under the name of Inter-County Premium Advancing Corp. with an authorized capital of 200 common shares, no par value. On May 21, 1969, the Company amended its certificate of incorporation changing its name to Intercounty Premium Advancing Corp. and amending the authorized number of shares to 2,000,000, $.01 par value. On November 15, 1971, the Company amended its certificate of incorporation changing its name to IPA Enterprises Corp. On June 22, 1976, the Company amended its certificate of incorporation changing its name to Delhi Chemicals, Inc. On April 2, 1981 the Company amended its certificate of incorporation changing its name to Delhi Consolidated Industries, Inc. On April 11, 1989, the Company amended its certificate of incorporation changing its name to Maritime Transport & Technology, Inc. and increasing the number of shares authorized to 40,000,000 common shares with a par value of $.01. A correction to the amendment to the certificate of incorporation dated April 11, 1989 was filed changing the number of common shares authorized to issue to 80,000,000 common shares, $.01 par value.



         b. Description of the Company



     The Company was dormant until 1994, when management entered the business of rendering financial consulting services.



         c. Issuance of Common Stock



     The number of common shares outstanding at May 31, 1994 is 38,484,549. No other shares have been issued.



         Note 2-Summary of Significant Accounting Policies



         a. Basis of Financial Statement Presentation



     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $383,266 for the period from inception, June 26, 1968 to May 31, 1995 and generated a minimal profit of $1,579 for the period from reorganization, (June 1, 1994) to May 31, 1995. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company's expenses are being paid by management. The Company will require additional funds to finance its business activities on an ongoing basis and enter into a profitable business. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a profitable business activity. The Company plans to engage in such ongoing financing efforts on a continuing basis.



     The financial statements presented consist of the balance sheet of as of May 31, 1995 and the related statements of operations, retained earnings and cash flows for the years ended May 31, 1994 and 1995.



         b. Cash and Cash Equivalents



     The Company treats temporary investments with a maturity of less than three months as cash.



         d. Earnings per share



     Earnings per share have been computed on the basis of total number of shares outstanding at May 31, 1995. On that date there were 38,484,549 common shares outstanding.



         e. Revenue recognition



     Revenue is recognized when products are shipped or services are rendered.



         f.  Use of Estimates



     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



         Note 3 - Related Party transactions



         a. Leased Office Space



     The Company leases office space from the Company's President rent free on a month to month basis at Apt. 7A, 161 West 15th Street, New York, N.Y. 1011.



         b. Officer Salaries



         No officer received a salary or other benefits in excess of $100,000.



         Note 4 -  Marketable Securities, Available for Sale



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

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At May 31, 1995, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at May 31, 1995:

                                                     Gross             Gross                     Estimated
                                                     Unrealized        Unrealized                Fair
         `                          Cost             Gains             Gains                     Value
                                    ------           -------------     -------------             -------------
Cash                                $2,000                                                       $2,000
Total cash and

         cash equivalents           $2,000                                                       $2,000
                           =====                                                        =====

         Note 5 - Income Taxes



     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of May 31, 1994 and 1995, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.



     At May 31, 1995, the Company has net operating loss carry forwards for income tax purposes of $383,266. These carryforward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.



     The components of the net deferred tax asset as of May 31, 1995 are as follows:

  Deferred tax asset:
  Net operating loss carry forward                             $  130,310
  Valuation allowance                                           $( 130,310)
  Net deferred tax asset                                        $     -0-



     The Company recognized no income tax benefit for the loss generated for the year ended May 31, 1994 and 1995.



     The Company recognized no income tax benefit from the loss generated in the year ended May 31, 1995. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.



         Note 6 - Commitments and  Contingencies



         a. Financial consulting Agreements



     During the year, the Company entered into various financial consulting agreements with various clients under similar terms and conditions whereby the client is desirous of exchanging all of its assets with the Company through a subsidiary which the Company will create. The Company completed two such transactions and distributed the stock of these subsidiaries to its shareholders. Thus spinning the subsidiary off and turning the management and managerial control of the subsidiary over to the client.



     As of May 31, 1995, one transaction was completed and the other was abandoned for non-performance by the client.



         b. Contingent Liabilities



     As of May 31, 1995, the Company had no other commitments or liabilities pending.



         Note 7 - Business and Credit Concentrations



     The amount reported in the financial statements for cash, trade accounts receivable and investments approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost.



     Financial instruments that potentially subject the company to credit risk consist principally of trade receivables. Collateral is generally not required.



         Note 8 - Development Stage Company



     The Company is considered to be a development stage company with minimal operations. The Company is dependent upon the financial resources of the Company's management for its continued existence. The Company will also be dependent upon its ability to raise additional capital to engage in any business activitiy. Since its re-organization, the Company's activities have been limited to maintaining the Company's existence, rendering some financial consulting services and is seeking profitable business operations.



         Note 9 - Subsequent Events



     Subsequent to balance sheet date, the Company entered into two additional financial consulting agreements aggregating $100,000 in fees.

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:  May 2, 1998                  By: /s/ George Bergleitner
                                        GEORGE BERGLEITNER
                                        President, Chief Executive and
                                        Financial Officer



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




         DATE:  May 2, 1998                 By: /s/ George Bergleitner
                                                  GEORGE BERGLEITNER
                                                     President, Director