Form 10-Q
period 1995-08-31
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1998-05-19
CIK 27850

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended August 31, 1995.

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

        For the transition period from                To

                         Commission File Number: 0-8880

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
         (Exact name of registrant as specified in its charter)

New York                                 11-2196303
(State of jurisdiction of                (I.R.S. Identification No.)
Employer incorporation or organization)


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

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended August 31, 1995 included herein have been prepared by Maritime Transport & Technology, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of August 31, 1995, and the results of operations and cash flows for the three month periods ended August 31, 1994 and 1995.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal years ended May 31, 1994 and 1995.


                                  MARITIME TRANSPORT & TECHNOLOGY, INC.
                                      (A Development Stage Company)
                                               BALANCE SHEET
                                                                                              August 31,
                                                                                May 31,          1995
                                                                                  1995         Unaudited
                                  Assets
Current assets
Cash                                                                                $2,000        $2,669




Total assets                                                                          $2,000       $2,669
                                   Liabilities and Stockholders' Equity
Current liabilities
  Accrued taxes                                                                         $421          $421


Capital stock
  Common stock-authorized 80,000,000 common shares, par value $.01 each,
at May 31, 1995 and August 31, 1995 the shares outstanding was 38,484,549            384,845       384,845
and 38,484,549 respectively.
  Additional paid in capital                                                             -0-           -0-
  Deficit accumulated during development stage                                     (383,266)     (382,597)
Total stockholders' equity                                                            1,579         2,248
Total liabilities and stockholders' equity                                            $2,000        $2,669


                                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF OPERATIONS
                                                                                                 From the date of
                                                                 For the three   For the three    reorganization
                                For the year     For the year    months ended    months ended   (June 1, 1994) to
                                   ended            ended       August 31, 1994 August 31, 1995     August 31,
                                  May 31,           May 31,        Unaudited       Unaudited           1995
                                    1994             1995                                           Unaudited
Income                                    $-0-          $40,000            $-0-         $20,000            $60,000
Less cost of goods sold                    -0-                              -0-        -0-
                                                            -0-                                                -0-
Gross profit                               -0-           40,000             -0-             -0-             60,000

Operations:
  General                                  -0-           38,000             -0-          19,331             57,331
and
administrative
  Depreciation                             -0-         -0-                  -0-          -0-              -0-
and
amortization
  Total expense                            -0-           38,000             -0-          19,331             57,331

Profit before corporate                                   2,000             -0-             669              2,669
income taxes

Corporate taxes                                             421             -0-             -0-                421

Net Profit (Loss)                         $-0-           $1,579            $-0-           $669             $2,248


Net income (loss)  per share             $0.00            $0.00           $0.00           $0.00              $0.00
Number of shares outstanding       38,484,549       38,484,549      38,484,549      38,484,549          38,484,549





                                 See accompanying notes to financial statements.


                                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF CASH FLOWS
                                                                                                 For the period
                                                                                                      from
                                                               For the three    For the three    reorganization
                               For the year    For the year     months ended    months ended   (June 1, 1994) to
                                  ended            ended      August 31, 1994  August 31, 1995     August 31,
                                 May 31,          May 31,        Unaudited        Unaudited           1995
                                   1994             1995                                           Unaudited
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net profit (loss)                      $-0-          $1,579             $-0-            $669             $1,579
  Depreciation                            -0-             -0-              -0-           -0-                  -0-
Adjustments
  Accrued expenses                                       421                                                 421
  TOTAL CASH FLOWS FROM                   -0-           2,000              -0-             669              2,000
OPERATIONS


NET INCREASE (DECREASE) IN                -0-           2,000              -0-             669                669
CASH
CASH BALANCE BEGINNING OF                 -0-         -0-                  -0-           2,000             2,000
PERIOD
CASH BALANCE END OF PERIOD               $-0-         $2,000              $-0-         $2,669             $2,669




                                  MARITIME TRANSPORT & TECHNOLOGY, INC.
                                      (A Development Stage Company)
                                     STATEMENT OF STOCKHOLDERS EQUITY
                                                           Additional          Accumulated
                        Common Stock        Common           paid in         deficit during
                                             Stock           capital       development stage     Total
   June   1, 1994           38,484,549          384,845              $-0-           $(384,845)        $-0-
   May 31, 1995             Net profit                                                  1,579       1,579

   May 31, 1995             38,484,549         $384,845              $-0-           $(383,266)      $1,579

Unaudited
August 31, 1995             Net profit                                                    669         669
August 31, 1995            38,484,549          384,845               $-0-           $(382,597)     $2,248



1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Maritime Transport & Technology, Inc. (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10KSB for the year ended August 31, 1995.

2. NET INCOME PER SHARE

     Primary earnings per share are based on the total number of shares of common stock outstanding on August 31, 1995. On that date, the total number of shares of common stock outstanding was 38,484,549.

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

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At August 31, 1995, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

NOTE 5. COMMITMENTS AND CONTINGENCIES

     At  August  31,   1995,   the  Company  has  no  pending   commitments   or
contingencies.


     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at August 31, 1995:

                                                     Gross             Gross                     Estimated
                                                     Unrealized        Unrealized                Fair
         `                          Cost             Gains             Gains                     Value
                                    ------           -------------     -------------             -------------
Cash                                $2,669                                                       $2,669
Total cash and
  cash equivalents                  $2,669                                                       $2,669

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the three months ended August 31, 1995 and 1996
                ---------------------------------------------------

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

     Results  of  operations  for the three  months  ended  August  31,  1995 as
compared    to    the    three     months    ended    August    31,    1994

     Revenues were $20,000 for the nine months ended August 31, 1995 as compared to $0 for the three months ended August 31, 1994. Costs of goods sold for the three months ended August 31, 1995, were $0 as compared to $0 for the three months ended August 31, 1994 representing a cost of goods sold percentage of 0% for the three months ended August 31, 1995 as compared to 0% for the three months ended August 31, 1994. The cost of goods sold percentage during the first quarter of fiscal 1995 remains approximately consistent with the percentage during the first quarter of fiscal 1994.

     General and administrative costs for the three months ended August 31, 1995 were $19,331, an increase over expenses of $0 for the three months ended August 31, 1994.

     Liquidity and capital resources as of the end of the three months ended August 31, 1995.

     The Company's cash balance was $2,669 and working capital was $-0- as at August 31, 1995.

     The Company's primary short-term needs for capital, which are subject to change, are for its continued existence and to find a new business purpose.

     Income tax: As of August 31, 1995, the Company has a tax loss carry-forward of $382,597. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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