Form 10-Q
period 1996-02-28
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1998-05-19
CIK 27850

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended February 28, 1996.

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
(State of jurisdiction of                                (I.R.S.
Employerincorporation or organization)                    Identification No.)


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

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended August 31, 1996 included herein have been prepared by Maritime Transport & Technology, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of February 28, 1996, and the results of operations and cash flows for the three month periods ended February 28, 1995 and 1996.

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



                                  MARITIME TRANSPORT & TECHNOLOGY, INC.
                                      (A Development Stage Company)
                                               BALANCE SHEET
                                                                                             February 28,
                                                                                May 31,          1996
                                                                                  1996         Unaudited
                                  Assets
Current assets
  Cash                                                                                $2,000        $4,658




Total assets                                                                          $2,000        $4,658
                                   Liabilities and Stockholders' Equity
Current liabilities
  Accrued taxes                                                                         $421          $421


Capital stock
  Common stock-authorized 80,000,000 common shares, par value $.01 each,
at May 31, 1996 and February 28, 1996 the shares outstanding was                     384,845       384,845
38,484,549 and 38,484,549 respectively.
  Additional paid in capital                                                             -0-           -0-
  Deficit accumulated during development stage                                     (383,266)     (380,608)
Total stockholders' equity                                                            1,579         4,237
Total liabilities and stockholders' equity                                            $2,000        $4,658



                                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF OPERATIONS
                                                                                                 From the date of
                                                                 For the nine    For the nine     reorganization
                                For the year     For the year    months ended    months ended   (June 1, 1994) to
                                   ended            ended        February 28,    February 28,      February 28,
                                  May 31,           May 31,          1995            1996              1996
                                    1994             1995          Unaudited       Unaudited        Unaudited
Income                                    $-0-          $40,000            $-0-         $81,100           $121,100
Less cost of goods sold                    -0-                              -0-        -0-
                                                            -0-                                                -0-
Gross profit                               -0-           40,000             -0-          81,100            121,100

Operations:
  General                                  -0-           38,000             -0-          78,442            116,442
and
administrative
  Depreciation                             -0-         -0-                  -0-          -0-              -0-
and
amortization
  Total expense                            -0-           38,000             -0-          78,442            116,442

Profit before corporate                    -0-            2,000             -0-           2,658              4,658
income taxes

Corporate taxes                                             421             -0-             -0-                421

Net Profit (Loss)                         $-0-           $1,579            $-0-         $2,658             $4,237


Net income (loss)  per share             $0.00            $0.00           $0.00           $0.00              $0.00
Number of shares outstanding       38,484,549       38,484,549      38,484,549      38,484,549          38,484,549









                                 See accompanying notes to financial statements.


                                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF CASH FLOWS
                                                                                                 For the period
                                                                                                      from
                                                                For the nine    For the nine     reorganization
                               For the year    For the year     months ended    months ended   (June 1, 1994) to
                                  ended            ended        February 28,    February 28,      February 28,
                                 May 31,          May 31,           1995            1996              1996
                                   1994             1995         Unaudited        Unaudited        Unaudited
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net profit (loss)                      $-0-          $1,579             $-0-          $2,658             $4,237
  Depreciation                            -0-             -0-              -0-           -0-                  -0-
Adjustments
  Accrued expenses                                       421                                                 421
  TOTAL CASH FLOWS FROM                   -0-           2,000              -0-           2,658              4,658
OPERATIONS

NET INCREASE (DECREASE) IN                -0-           2,000              -0-           2,658              4,658
CASH
CASH BALANCE BEGINNING OF                 -0-         -0-                  -0-           2,000             -0-
PERIOD
CASH BALANCE END OF PERIOD               $-0-         $2,000              $-0-         $4,658             $4,658



                                  MARITIME TRANSPORT & TECHNOLOGY, INC.
                                      (A Development Stage Company)
                                     STATEMENT OF STOCKHOLDERS EQUITY
                                                           Additional          Accumulated
                        Common Stock        Common           paid in         deficit during
                                             Stock           capital       development stage     Total
June   1, 1994           38,484,549          384,845              $-0-           $(384,845)        $-0-
May 31, 1995             Net profit                                                  1,579       1,579

May 31, 1995             38,484,549         $384,845              $-0-           $(383,266)      $1,579

Unaudited
February 28, 1995           Net profit                                                  2,658       2,658
February 28, 1995          38,484,549          384,845               $-0-           $(380,608)     $4,658



1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Maritime Transport & Technology, Inc. (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10KSB for the year ended February 28, 1996.

2. NET INCOME PER SHARE

     Primary earnings per share are based on the total number of shares of common stock outstanding on February 28, 1996. On that date, the total number of shares of common stock outstanding was 38,484,549.

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

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At February 28, 1996, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

NOTE 5. COMMITMENTS AND CONTINGENCIES

     At  February  28,  1996,   the  Company  has  no  pending   commitments  or
contingencies.


     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at February 28, 1996:

                                                     Gross             Gross                     Estimated
                                                     Unrealized        Unrealized                Fair
         `                          Cost             Gains             Gains                     Value
                                    ------           -------------     -------------             -------------
Cash                                $4,658                                                       $4,658
Total cash and
  cash equivalents                  $4.658                                                       $4,658



Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the nine months ended February 28, 1995 and 1996
                -----------------------------------------------------


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

     Results of operations for the nine months ended February 28, 1996 as compared to the nine months ended February 28, 1995


     Revenues were $81,100 for the nine months ended February 28, 1996 as compared to $0 for the nine months ended February 28, 1995. Costs of goods sold for the nine months ended February 28, 1996, were $0 as compared to $0 for the nine months ended February 28, 1995 representing a cost of goods sold percentage of 0% for the three months ended February 28, 1996 as compared to 0% for the three months ended February 28, 1995. The cost of goods sold percentage during the first quarter of fiscal 1995 remains approximately consistent with the percentage during the first quarter of fiscal 1994.

     General and administrative costs for the nine months ended February 28, 1996 were $78,442, an increase of $78,442 over expenses of $0 for the nine months ended February 28, 1995.

     Liquidity and capital resources as of the end of the nine months ended February 28, 1996.


     The Company's cash balance was $4,658 and working capital was $4,237 as at February 28, 1996. The Company's primary short-term needs for capital, which are subject to change, are for its continued existence and to find a new business purpose.

     Income tax: As of February 28, 1996, the Company has a tax loss carry-forward of $380,608. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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