Form 10-Q
period 1996-08-31
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1998-05-19
CIK 27850

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended August 31, 1996.

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

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended August 31, 1996 included herein have been prepared by Maritime Transport & Technology, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of August 31, 1996, and the results of operations and cash flows for the three month periods ended August 31, 1995 and 1996.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal years ended May 31, 1995 and 1996.


                               MARITIME TRANSPORT & TECHNOLOGY, INC.
                                   (A Development Stage Company)
                                           BALANCE SHEET
                                                                                       August 31,
                                                                          May 31,         1996
                                                                            1996       Unaudited
                                Assets
Current assets
  Cash                                                                        $4,625         $1,663




Total assets                                                                  $4,625         $1,663
                        Liabilities and Stockholders' Equity
Current liabilities
  Accrued taxes                                                                 $775           $775


Capital stock
  Common stock-authorized 80,000,000 common shares, par value $.01 each, at May 31, 1996 and August 31, 1996 the shares outstanding was
38,484,549                                                                   384,845        384,845
  Additional paid in capital                                                     -0-            -0-
  Deficit accumulated during development stage                             (380,995)      (383,957)
Total stockholders' equity                                                    3,850            888
Total liabilities and stockholders' equity                                   $4,625         $1,663


                                       MARITIME TRANSPORT & TECHNOLOGY, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF OPERATIONS
                                                                                                  From the date of
                                                                 For the three    For the three    reorganization
                                For the year     For the year     months ended    months ended   (June 1, 1994) to
                                   ended            ended       August 31, 1995  August 31, 1996     August 31,
                                  May 31,           May 31,        Unaudited        Unaudited           1996
                                    1995             1996                                            Unaudited
Income                                 $40,000         $127,100          $20,000          $6,500           $173,600
Less cost of goods sold                                -0-              -0-              -0-
                                           -0-                                                                  -0-
Gross profit                            40,000          127,100              -0-           6,500            173,600

Operations:
  General and administrative            38,000          124,475           19,331           9,462            171,937
  Depreciation and                    -0-               -0-               -0-             -0-              -0-
amortization
  Total expense                         38,000          124,475           19,331           9,462            171,937

Net profit before Federal                2,000            2,625              669         (2,962)              1,663
Income taxes

Corporate  Income tax                      421             354               -0-             -0-               775

Net Profit (Loss)                        1,579          $2,271             $669          (2,962)              $888


Net income (loss)  per share             $0.00            $0.00            $0.00           $0.00              $0.00
Number of shares outstanding       38,484,549       38,484,549       38,484,549      38,484,549          38,484,549




                                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF CASH FLOWS
                                                                                                 For the period
                                                                                                      from
                                                               For the three    For the three    reorganization
                                For the year    For the year    months ended    months ended   (June 1, 1994) to
                                   ended           ended      August 31, 1995  August 31, 1996     August 31,
                                  May 31,          May 31,       Unaudited        Unaudited           1996
                                    1995            1996                                           Unaudited
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss                              $1,579         $2,271             $669        $(2,962)               $888
  Depreciation                             -0-            -0-            -0-               -0-                -0-
Adjustments
  Accrued expenses                        421            354                                                 775
  TOTAL CASH FLOWS FROM                  2,000          2,625              669         (2,962)              1,663
OPERATIONS

NET INCREASE (DECREASE) IN               2,000          2,625              669           2,962              1,663
CASH
CASH BALANCE BEGINNING OF              -0-              2,000            2,000          4,625             -0-
PERIOD
CASH BALANCE END OF PERIOD             $2,000          $4,625          $2,669           $1,663             $1,663




                                 MARITIME TRANSPORT & TECHNOLOGY, INC.
                                     (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS EQUITY
                                                         Additional         Accumulated
                     Common Stock        Common            paid in        deficit during
                                          Stock            capital       development stage     Total
June   1, 1994           38,484,549           384,845              $-0-          $(384,845)         $-0-
May 31, 1995             Net profit                                                  1,579        1,579

May 31, 1995             38,484,549          $384,845              $-0-          $(383,266)       $1,579

May 31, 1996             Net profit                                                  2,271        2,271
May 31, 1996             38,484,549          $384,845              $-0-          $(380,995)       $3,850

Unaudited
August 31, 1996       Net profit                                                    (2,962)      (2,962)
August 31, 1996         38,484,549           384,845              $-0-           $(383,957)        $888



1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Maritime Transport & Technology, Inc. (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10KSB for the year ended August 31, 1996.

2. NET INCOME PER SHARE

     Primary earnings per share are based on the total number of shares of common stock outstanding on August 31, 1996. On that date, the total number of shares of common stock outstanding was 38,484,549.

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

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At August 31, 1996 the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

NOTE 5. COMMITMENTS AND CONTINGENCIES

     At  August  31,   1996,   the  Company  has  no  pending   commitments   or
contingencies.


     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at August 31, 1996:

                                                     Gross             Gross                     Estimated
                                                     Unrealized        Unrealized                Fair
         `                          Cost             Gains             Gains                     Value
                                    ------           -------------     -------------             -------------
Cash                                $1,663                                                       $1,663
Total cash and
  cash equivalents                  $1,663                                                       $1,663

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the three months ended August 31, 1995 and 1996
                ----------------------------------------------------


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

     Results of operations for the three months ended August 31, 1996 as compared to the three months ended August 31, 1995


     Revenues were $6,500 for the nine months ended August 31, 1996 as compared to $20,000 for the three months ended August 31, 1995. Costs of goods sold for the three months ended August 31, 1996, were $0 as compared to $0 for the three months ended August 31, 1995 representing a cost of goods sold percentage of 0% for the three months ended August 31, 1996 as compared to 0% for the three months ended August 31, 1995. The cost of goods sold percentage during the first quarter of fiscal 1996 remains approximately consistent with the percentage during the first quarter of fiscal 1995.

     General and administrative costs for the three months ended August 31, 1996 were $9,462, an decrease of $9,869 over expenses of $19,331 for the three months ended August 31, 1995.

     Liquidity and capital resources as of the end of the three months ended August 31, 1996.

     The Company's cash balance was $1,663 and working capital was $888 as at August 31, 1996.

     The Company's primary short-term needs for capital, which are subject to change, are for its continued existence and to find a new business purpose.

     Income tax: As of August 31, 1996, the Company has a tax loss carry-forward of $382,597. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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