Form 10-Q
period 1996-11-30
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1998-05-19
CIK 27850

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  - FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended February 28, 1997.

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

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended February 28, 1997 included herein have been prepared by Maritime Transport & Technology, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of February 28, 1997, and the results of operations and cash flows for the three month periods ended February 28, 1996 and 1997.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal years ended May 31, 1996 and 1997.



                               MARITIME TRANSPORT & TECHNOLOGY, INC.
                                   (A Development Stage Company)
                                           BALANCE SHEET
                                                                                      February 28,
                                                                          May 31,         1997
                                                                            1996       Unaudited
                                Assets
Current assets
  Cash                                                                        $4,625           $295




Total assets                                                                  $4,625           $295
                        Liabilities and Stockholders' Equity
Current liabilities
  Accrued taxes                                                                 $775           $775


Capital stock
  Common stock-authorized 80,000,000 common shares, par value $.01
each, at May 31, 1997 and February 28, 1997 the shares outstanding           384,845        384,845
was 38,484,549
  Additional paid in capital                                                     -0-            -0-
  Deficit accumulated during development stage                             (380,995)      (385,325)
Total stockholders' equity                                                    3,850           (480)
Total liabilities and stockholders' equity                                   $4,625            $295



                                       MARITIME TRANSPORT & TECHNOLOGY, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF OPERATIONS
                                                                                                  From the date of
                                                                  For the nine    For the nine     reorganization
                                For the year     For the year     months ended    months ended   (June 1, 1994) to
                                   ended            ended         February 28,    February 28,      February 28,
                                  May 31,           May 31,           1997            1997              1997
                                    1995             1996          Unaudited        Unaudited        Unaudited
Income                                 $40,000         $127,100          $81,100         $26,535           $193,635
Less cost of goods sold                                -0-              -0-              -0-
                                           -0-                                                                  -0-
Gross profit                            40,000          127,100           81,100          26,535            193,635

Operations:
  General and administrative            38,000          124,475           78,442          30,865            193,340
  Depreciation and                    -0-               -0-               -0-             -0-              -0-
amortization
  Total expense                         38,000          124,475           78,442          30,865            193,340

Net profit before Federal                2,000            2,625            2,658         (4,330)                295
Income taxes

Corporate  Income tax                      421             354               -0-             -0-               775

Net Profit (Loss)                        1,579          $2,271           $2,658         $(4,330)             $(480)


Net income (loss)  per share             $0.00            $0.00            $0.00           $0.00              $0.00
Number of shares outstanding       38,484,549       38,484,549       38,484,549      38,484,549          38,484,549



                                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF CASH FLOWS
                                                                                                 For the period
                                                                                                      from
                                                                For the nine    For the nine     reorganization
                                For the year    For the year    months ended    months ended   (June 1, 1994) to
                                   ended           ended        February 28,    February 28,      February 28,
                                  May 31,          May 31,          1996            1997              1997
                                    1996            1997         Unaudited        Unaudited        Unaudited
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss                              $1,579         $2,271           $2,658        $(4,330)             $(480)
  Depreciation                             -0-            -0-            -0-               -0-                -0-
Adjustments
  Accrued expenses                        421            354                                                 775
  TOTAL CASH FLOWS FROM                  2,000          2,625            2,658         (4,330)                295
OPERATIONS


NET INCREASE (DECREASE) IN               2,000          2,625                          (4,330)                295
CASH
CASH BALANCE BEGINNING OF              -0-              2,000                           4,625             -0-
PERIOD
CASH BALANCE END OF PERIOD             $2,000          $4,625                             $295               $295




                                  MARITIME TRANSPORT & TECHNOLOGY, INC.
                                      (A Development Stage Company)
                                     STATEMENT OF STOCKHOLDERS EQUITY
                                                           Additional         Accumulated
                       Common Stock        Common            paid in        deficit during
                                            Stock            capital       development stage     Total
June   1, 1994             38,484,549           384,845              $-0-          $(384,845)         $-0-
May 31, 1995               Net profit                                                  1,579        1,579

May 31, 1995               38,484,549          $384,845              $-0-          $(383,266)       $1,579

May 31, 1996               Net profit                                                  2,271        2,271
May 31, 1996               38,484,549          $384,845              $-0-          $(380,995)       $3,850

Unaudited
February 28, 1997       Net profit                                                    (4,330)      (4,330)
February 28, 1997         38,484,549           384,845              $-0-           $(385,325)       $(480)




1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Maritime Transport & Technology, Inc. (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10KSB for the year ended May 31, 1996.

2. NET INCOME PER SHARE

     Primary earnings per share are based on the total number of shares of common stock outstanding on February 28, 1997. On that date, the total number of shares of common stock outstanding was 38,484,549.

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

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At February 28, 1997, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

NOTE 5. COMMITMENTS AND CONTINGENCIES

     At  February  28,  1997,   the  Company  has  no  pending   commitments  or
contingencies.


     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at February 28, 1997:



                                                     Gross             Gross                     Estimated
                                                     Unrealized        Unrealized                Fair
         `                          Cost             Gains             Gains                     Value
                                    ------           -------------     -------------             -------------
Cash                                $295                                                         $295
Total cash and
  cash equivalents                  $295                                                         $295



Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the nine months ended February 28, 1996 and 1997
                ----------------------------------------------------

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

     Results of  operations  for the nine  months  ended  February  28,  1997 as
compared     to    the    nine     months     ended     February     28,    1996


     Revenues were $26,535 for the nine months ended February 28, 1997 as compared to $81,100 for the nine months ended February 28, 1996. Costs of goods sold for the nine months ended February 28, 1997, were $0 as compared to $0 for the nine months ended February 28, 1996 representing a cost of goods sold percentage of 0% for the three months ended February 28, 1997 as compared to 0% for the three months ended February 28, 1996. The cost of goods sold percentage during the third quarter of fiscal 1997 remains approximately consistent with the percentage during the third quarter of fiscal 1996.

     General and administrative costs for the nine months ended February 28, 1997 were $30,865, an decrease of $47,577 over expenses of $78,442 for the nine months ended February 28, 1996.

     Liquidity and capital resources as of the end of the nine months ended February 28, 1997.

     The Company's cash balance was $295 and negative working capital was $480 as at February 28, 1997. The Company's primary short-term needs for capital, which are subject to change, are for its continued existence and to find a new business purpose.

     Income tax: As of February 28, 1997, the Company has a tax loss carry-forward of $385,325. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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