Form 10-K
period 1997-05-31
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1998-05-19
CIK 27850

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         May 31, 1997                               0-8880
         (For fiscal year ended)                    (Commission file no.)

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

          New York                                         11-2196303
     (State of other jurisdiction of          (I-R.S. employer
      incorporation or organization)           Identification no.)

          108 Main St.
          Stamford, NY                            12167-1137
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

                  Yes X                     No ____

                              $ as of May 31, 1997
                   (Aggregate market value of the voting stock
                      held by non-affiliates of registrant)

         38,985,549 shares, $.Ol par value, as of May 31, 1997

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


ITEM 3. LEGAL PROCEEDINGS

     As at May 31, 1997 and the filing date hereof, no material legal proceedings were pending to which the Registrant or any of its property is subject, nor to the knowledge of the Registrant are such legal proceedings threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Registrant submitted no matters to a vote of its security holders during its fiscal year ended May 31, 1997.


                                                      PART II

ITEM 5. MARKET FOR REGISTRANTIS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      The company's Common Stock has not been traded since 1993.

         (b) As of May 31, 1997, there were approximately 894 holders of the Company's Common Stock.

         (c)  No dividends were paid during the fiscal year ending May 31, 1997.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATION.  For the year ended May 31, 1996 and 1997
                ------------------------------------------------------------

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

     Results of operations for the year ended May 31, 1997 as compared to the year ended May 31, 1996


     Revenues were $53,536 for the year ended May 31, 1997 as compared to $127,100 for the year ended May 31, 1996. Costs of goods sold for the year ended May 31, 1997, were $0 as compared to $0 for the year ended May 31, 1996 representing a cost of goods sold percentage of 0% for the three months ended May 31, 1997 as compared to 0% for the three months ended May 31, 1996. The cost of goods sold percentage during fiscal 1997 remains approximately consistent with the percentage during fiscal 1996.

     General and administrative costs for the year ended May 31, 1997 were $58,108, an increase of $66,367 over expenses of $124,475 for the year ended May 31, 1996.

     Liquidity  and  capital  resources  as of the end of the year ended May 31,
1997.                                                                          -


     The Company's cash balance was $53 and negative working capital was $1,527 as at May 31, 1997. The Company's primary short-term needs for capital, which are subject to change, are for its continued existence and to find a new business purpose.

     Income tax: As of May 31, 1997, the Company has a tax loss carry-forward of $386,372. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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

The Company did not change accountants for the fiscal year ending May 31, 1997.

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


ITEM 10. EXECUTIVE COMPENSATION

     No compensation was paid to any officer or director of the Company during the fiscal year ending May 31, 1997.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the share ownership, as of May 31, 1997, of those persons known to Registrant to be the beneficial owners of more than 5% of Registrant's common stock, $.Ol par value, and by Re-gistrant's officers and directors:


                                            Number of                           Percentage
Name                                        Shares                              of shares
                                            Owned                               owned


James A. Howell                             4,680,000                           12%
161 W. 15th Street
New York, NY  10011

Maritime Transport &                        20,129,975                          51.6%
Technology, Inc.
161 W. 15th Street
New York, NY  10011

Booth Graham & Nunez                        4,727,900                           12.1%
439 East 76th Street
New York, NY  10021



Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no related party transactions during the fiscal year ended May 31, 1997.

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

                                 THOMAS MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                              Voice (973) 790-8775
                               Fax (973) 790-8845

To The Board of Directors and Shareholders of Maritime Transport & Technology, Inc. ( a development stage company)

     I have audited the accompanying balance sheet of Maritime Transport & Technology, Inc. ( a development stage company) as of May 31, 1997 and the related statements of operations, cash flows and shareholders' equity for the years ended May 31, 1996 and 1997. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for my opinion. In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maritime Transport & Technology, Inc. ( a development stage company) as of May 31, 1997 and the related statements of operations, cash flows and shareholders' equity for the years ended May 31, 1996 and 1997 in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming that Maritime Transport & Technology, Inc. ( a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Maritime Transport & Technology, Inc. (a development stage company) to continue as a going concern.



April 14, 1998
Paterson, New Jersey

                       MARITIME TRANSPORT & TECHNOLOGY, INC.
                           (A Development Stage Company)
                                   BALANCE SHEET
                                   May 31, 1997

                             Assets
Current assets
  Cash                                                                          $53




Total assets                                                                    $53
                       Liabilities and Stockholders' Equity
Current liabilities
  Accrued taxes                                                              $1,580


Capital stock
  Common stock-authorized 80,000,000 common shares, par value
$.01 each, at May 31, 1997 the shares outstanding was 38,484,549
                                                                            384,845
  Additional paid in capital                                                    -0-
  Deficit accumulated during development stage                            (386,372)
Total stockholders' equity                                                  (1,527)
Total liabilities and stockholders' equity                                     $53


                         MARITIME TRANSPORT & TECHNOLOGY, INC.
                             (A Development Stage Company)
                                STATEMENT OF OPERATIONS
                                                                       From the date of
                                       For the year    For the year     reorganization
                                          ended            ended      (June 1, 1994) to
                                         May 31,          May 31,          May 31,
                                           1996             1997             1997
Income                                       $127,100         $53,536           $220,636
Less cost of goods sold                           -0-         -0-
                                                                                     -0-
Gross profit                                  127,100          53,536            220,636

Operations:
  General and administrative                  124,475          58,108            220,628
  Depreciation and amortization               -0-                               -0-
  Total expense                               124,475          58,108            220,628

Net profit before Federal Income                2,625         (4,572)                  8
taxes

Federal Income tax                               354                              1,580

Net Profit (Loss)                              2,271         $(4,572)            $(1,572


Net income (loss)  per share                    $0.00         $(0.00)              $0.00
Number of shares outstanding              38,484,549      38,484,549          38,484,549









                    See accompanying notes to financial statements.



                                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF CASH FLOWS
                                                                                                 For the period
                                                                                                      from
                                                                For the year    For the year     reorganization
                                                                    ended           ended      (June 1, 1994) to
                                                                   May 31,         May 31,          May 31,
                                                                     1996            1997             1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $1,866        $(5,377)           $(1,527)
  Depreciation                                                             -0-             -0-                -0-
Adjustments
  Accrued expenses                                                        759              805              1,580
  TOTAL CASH FLOWS FROM OPERATIONS                                       2,625         (4,572)                 53

NET INCREASE (DECREASE) IN CASH                                          2,625         (4,572)                 53
CASH BALANCE BEGINNING OF PERIOD                                         2,000          4,625             -0-
CASH BALANCE END OF PERIOD                                              $4,625             $53               $53


                                MARITIME TRANSPORT & TECHNOLOGY, INC.
                                    (A Development Stage Company)
                                   STATEMENT OF STOCKHOLDERS EQUITY
                                                       Additional         Accumulated
                   Common Stock        Common            paid in        deficit during
                                        Stock            capital       development stage     Total
June   1, 1994         38,484,549           384,845              $-0-          $(384,845)         $-0-
May 31, 1995           Net profit                                                  1,579        1,579

May 31, 1995           38,484,549          $384,845              $-0-          $(383,266)       $1,579

May 31, 1996           Net profit                                                  2,271        2,271
May 31, 1996           38,484,549           384,845              $-0-           (380,995)        3,850

May 31, 1997             Net loss                                                 (5,377)      (5,377)

May 31, 1997          38,484,549           384,845              $-0-           $(386,372)     $(1,527)



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

         c. Issuance of Common Stock

     The number of common shares outstanding at May 31, 1997 is 38,484,549. No other shares have been issued.

         Note 2-Summary of Significant Accounting Policies

         a. Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $386,372 for the period from inception, June 26, 1968 to May 31, 1997. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company's expenses are being paid by management. The Company will require additional funds to finance its business activities on an ongoing basis and enter into a profitable business. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a profitable business activity. The Company plans to engage in such ongoing financing efforts on a continuing basis.

     The financial statements presented consist of the balance sheet of as of May 31, 1997 and the related statements of operations, retained earnings and cash flows for the years ended May 31, 1996 and 1997.

         b. Cash and Cash Equivalents

          The Company treats temporary investments with a maturity of less than three months as cash.

         d. Earnings per share

          Earnings per share have been computed on the basis of total number of shares outstanding at May 31, 1997. On that date there were 38,484,549 common shares outstanding.

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

         Note 4 -  Marketable Securities, Available for Sale

     The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities",
which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and Management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At May 31, 1997, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at May 31, 1997:

                                                     Gross             Gross                     Estimated
                                                     Unrealized        Unrealized                Fair
         `                          Cost             Gains             Gains                     Value
                                    ------           -------------     -------------             -------------
Cash                                $53                                                          $53
Total cash and
  cash equivalents                  $53                                                          $53
                           ==                                                           ===

    Note 5 - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of May 31, 1996 and 1997, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     At May 31, 1997, the Company has net operating loss carry forwards for income tax purposes of $386,372. These carryforward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of May 31, 1997 are as follows:

 Deferred tax asset:
 Net operating loss carry forward                     $  131,355
 Valuation allowance                                  $( 131,366)
 Net deferred tax asset                               $     -0-

     The Company recognized no income tax benefit for the loss generated for the year ended May 31, 1996 and 1997.

     The Company recognized no income tax benefit from the loss generated in the year ended May 31, 1997. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

         Note 6 - Commitments and  Contingencies

         a. Financial consulting Agreements

     During the year, the Company entered into various financial consulting agreements with various clients under similar terms and conditions. As of May 31, 1997, all financial consulting relationships had been completed.

         b. Contingent Liabilities

     As of May 31, 1997, the Company had no other commitments or liabilities pending.

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