Form 10-Q
period 1997-08-31
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1998-05-19
CIK 27850

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended August 31, 1997.

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

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended August 31, 1997 included herein have been prepared by Maritime Transport & Technology, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of August 31, 1997, and the results of operations and cash flows for the three month periods ended August 31, 1996 and 1997.

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


                                  MARITIME TRANSPORT & TECHNOLOGY, INC.
                                      (A Development Stage Company)
                                              BALANCE SHEET
                                                                                         August 31,
                                                                      May 31,               1997
                                                                        1997              Unaudited
                             Assets
Current assets
  Cash                                                                          $53                   $10




Total assets                                                                    $53                   $10
                                  Liabilities and Stockholders' Equity
Current liabilities
  Accrued taxes                                                              $1,580                $1,580


Capital stock
  Common stock-authorized 80,000,000 common shares, par value
$.01 each, at May 31, 1997 and August 31, 1997 the shares
outstanding was 38,484,549                                                  384,845               384,845
  Additional paid in capital                                                    -0-                   -0-
  Deficit accumulated during development stage                            (386,372)             (386,415)
Total stockholders' equity                                                  (1,527)               (1,570)
Total liabilities and stockholders' equity                                     $53                   $10



                                       MARITIME TRANSPORT & TECHNOLOGY, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF OPERATIONS
                                                                                                  From the date of
                                 For the year    For the year    For the three   For the three     reorganization
                                    ended            ended       months ended     months ended   (June 1, 1994) to
                                   May 31,          May 31,     August 31, 1996 August 31, 1997      August 31,
                                     1996             1997                                              1997
Income                                 $127,100         $53,536          $6,500                            $220,636
Less cost of goods sold                     -0-         -0-             -0-
                                                                                                                -0-
Gross profit                            127,100          53,536           6,500                             220,636

Operations:
  General and administrative            124,475          58,108           9,462               43            220,626
  Depreciation and                      -0-                              -0-                -0-            -0-
amortization
  Total expense                         124,475          58,108           9,462               43            220,626

Net profit before Federal                 2,625         (4,572)         (2,962)                                  10
Income taxes

Federal Income tax                         354              805             -0-                              1,580

Net Profit (Loss)                        2,271         $(5,377)         (2,962)            $(43)           $(1,570)


Net income (loss)  per share              $0.00         $(0.00)           $0.00          $(0.00)              $0.00
Number of shares outstanding        38,484,549      38,484,549      38,484,549       38,484,549          38,484,549



                 See accompanying notes to financial statements.


                                       MARITIME TRANSPORT & TECHNOLOGY, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF CASH FLOWS
                                                                                                    For the period
                                                                                                         from
                                   For the year    For the year   For the three   For the three     reorganization
                                      ended           ended       months ended     months ended   (June 1, 1994) to
                                     May 31,          May 31,    August 31, 1996 August 31, 1997      August 31,
                                       1996            1997                                              1997
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss                                 $1,866       $(4,972)            $-0-            $(43)           $(1,570)
  Depreciation                                -0-            -0-             -0-              -0-                -0-
Adjustments
  Accrued expenses                           759             400                                               1,580
  TOTAL CASH FLOWS FROM                     2,625        (4,572)             -0-             (43)                 10
OPERATIONS

NET INCREASE (DECREASE) IN CASH             2,625        (4,572)             -0-             (43)                 10
CASH BALANCE BEGINNING OF PERIOD            2,000         4,625           4,625                53            -0-
CASH BALANCE END OF PERIOD                 $4,625            $53         $4,625              $10                $10


                                  MARITIME TRANSPORT & TECHNOLOGY, INC.
                                      (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS EQUITY
                                                           Additional         Accumulated
                       Common Stock        Common           paid in         deficit during
                                            Stock            capital      development stage     Total
June   1, 1994             38,484,549           384,845             $-0-           $(384,845)        $-0-
May 31, 1995               Net profit                                                  1,579       1,579

May 31, 1995               38,484,549          $384,845             $-0-           $(383,266)      $1,579

May 31, 1996               Net profit                                                  2,271       2,271
May 31, 1996               38,484,549           384,845             $-0-              380,995       3,850

May 31, 1997                 Net loss                                                 (5,377)     (5,377)

May 31, 1997               38,484,549           384,845             $-0-           $(386,372)    $(1,527)

Unaudited
August 31, 1997              Net loss                                                    (43)        (43)
August 31, 1997           38,484,549          $384,845             $-0-            $(386,415)    $(1,570)



1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Maritime Transport & Technology, Inc. (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10KSB for the year ended May 31, 1997.

2. NET INCOME PER SHARE

     Primary earnings per share are based on the total number of shares of common stock outstanding on August 31, 1997. On that date, the total number of shares of common stock outstanding was 38,484,549.

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

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At August 31, 1997, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

NOTE 5. COMMITMENTS AND CONTINGENCIES

     At  August  31,   1997,   the  Company  has  no  pending   commitments   or
contingencies.


     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at :

                                                     Gross             Gross                     Estimated
                                                     Unrealized        Unrealized                Fair
         `                          Cost             Gains             Gains                     Value
                                    ------           -------------     -------------             -------------
Cash                                $10                                                          $10
Total cash and
  cash equivalents                  $10                                                          $10


Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the three months ended August 31, 1996 and 1997
                ----------------------------------------------------


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

     Results of operations for the three months ended August 31, 1997 as compared to the three months ended August 31, 1996

     Revenues were $-0- for the nine months ended August 31, 1997 as compared to $6,500 for the three months ended August 31, 1996. Costs of goods sold for the three months ended August 31, 1997, were $0 as compared to $9,462 for the three months ended August 31, 1996 . The cost of goods sold percentage during the first quarter of fiscal 1997 remains approximately consistent with the percentage during the first quarter of fiscal 1996.

     General and administrative costs for the three months ended August 31, 1997 were $43, an decrease of $9,505 over expenses of $9,462 for the three months ended August 31, 1995.

     Liquidity and capital resources as of the end of the three months ended August 31, 1997.

     The Company's cash balance was $10 and negative working capital was $1,570 as at August 31, 1997.

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