Form 10-Q
period 1997-11-30
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1998-05-19
CIK 27850

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended November 30, 1997.

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

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended November 30, 1997 included herein have been prepared by Maritime Transport & Technology, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of November 30, 1997, and the results of operations and cash flows for the three month periods ended November 30, 1996 and 1997.

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



                                  MARITIME TRANSPORT & TECHNOLOGY, INC.
                                      (A Development Stage Company)
                                              BALANCE SHEET
                                                                                        November 30,
                                                                      May 31,               1997
                                                                        1997              Unaudited
                             Assets
Current assets
  Cash                                                                          $53                   $10




Total assets                                                                    $53                   $10
                                  Liabilities and Stockholders' Equity
Current liabilities
  Accrued taxes                                                              $1,580                $1,580


Capital stock
  Common stock-authorized 80,000,000 common shares, par value
$.01 each, at May 31, 1997 and November 30, 1997 the shares
outstanding was 38,484,549                                                  384,845               384,845
  Additional paid in capital                                                    -0-                   -0-
  Deficit accumulated during development stage                            (386,372)             (386,415)
Total stockholders' equity                                                  (1,527)               (1,570)
Total liabilities and stockholders' equity                                     $53                   $10



                                       MARITIME TRANSPORT & TECHNOLOGY, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF OPERATIONS
                                                                                                  From the date of
                                 For the year    For the year     For the six     For the six      reorganization
                                    ended            ended       months ended     months ended   (June 1, 1994) to
                                   May 31,          May 31,      November 30,     November 30,      November 30,
                                     1996             1997           1996             1997              1997
Income                                 $127,100         $53,536          $9,253                            $220,636
Less cost of goods sold                     -0-         -0-             -0-
                                                                                                                -0-
Gross profit                            127,100          53,536           9,253                             220,636

Operations:
  General and administrative            124,475          58,108          13,565               43            220,626
  Depreciation and                      -0-                              -0-                -0-            -0-
amortization
  Total expense                         124,475          58,108          13,565               43            220,626

Net profit before Federal                 2,625         (4,572)         (4,312)                                  10
Income taxes

Federal Income tax                         354             805              -0-                              1,580

Net Profit (Loss)                        2,271         $(5,377)        $(4,312)            $(43)           $(1,570)


Net income (loss)  per share              $0.00         $(0.00)           $0.00          $(0.00)              $0.00
Number of shares outstanding        38,484,549      38,484,549      38,484,549       38,484,549          38,484,549




                               See accompanying notes to financial statements.

                                       MARITIME TRANSPORT & TECHNOLOGY, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF CASH FLOWS
                                                                                                    For the period
                                                                                                         from
                                   For the year    For the year    For the six     For the six      reorganization
                                      ended           ended       months ended     months ended   (June 1, 1994) to
                                     May 31,          May 31,     November 30,     November 30,      November 30,
                                       1996            1997           1996             1997              1997
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss                                 $1,866       $(4,972)            $-0-            $(43)           $(1,570)
  Depreciation                                -0-            -0-             -0-              -0-                -0-
Adjustments
  Accrued expenses                           759             400                                               1,580
  TOTAL CASH FLOWS FROM                     2,625        (4,572)             -0-             (43)                 10
OPERATIONS

NET INCREASE (DECREASE) IN CASH             2,625        (4,572)             -0-             (43)                 10
CASH BALANCE BEGINNING OF PERIOD            2,000         4,625           4,625                53            -0-
CASH BALANCE END OF PERIOD                 $4,625            $53         $4,625              $10                $10



                                                        .


                                   MARITIME TRANSPORT & TECHNOLOGY, INC.
                                       (A Development Stage Company)
                                     STATEMENT OF STOCKHOLDERS EQUITY
                                                            Additional         Accumulated
                        Common Stock        Common            paid in        deficit during
                                             Stock            capital       development stage     Total
June   1, 1994              38,484,549           384,845              $-0-          $(384,845)         $-0-
May 31, 1995                Net profit                                                  1,579        1,579

May 31, 1995                38,484,549          $384,845              $-0-          $(383,266)       $1,579

May 31, 1996                Net profit                                                  1,866        1,866
May 31, 1996                38,484,549           384,845              $-0-             381,400        3,445

May 31, 1997                  Net loss                                                 (4,972)      (4,972)

May 31, 1997                38,484,549           384,845              $-0-          $(386,372)     $(1,527)

Unaudited
November 30, 1997             Net loss                                                    (43)         (43)
November 30, 1997          38,484,549          $384,845              $-0-           $(386,415)     $(1,570)




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

2. NET INCOME PER SHARE

     Primary earnings per share are based on the total number of shares of common stock outstanding on November 30, 1997. On that date, the total number of shares of common stock outstanding was 38,484,549.

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

     At  November  30,  1997,   the  Company  has  no  pending   commitments  or
contingencies.


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



Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the six months ended November 30, 1996 and 1997
                ---------------------------------------------------


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

     Results of operations for the six months ended November 30, 1997 as compared to the six months ended November 30, 1996


     Revenues were $-0- for the nine months ended November 30, 1997 as compared to $9,253 for the six months ended November 30, 1996. Costs of goods sold for the six months ended November 30, 1997, were $0 as compared to $0 for the six months ended November 30, 1996 representing a cost of goods sold percentage of 0% for the three months ended November 30, 1997 as compared to 0% for the three months ended November 30, 1996. The cost of goods sold percentage during the first quarter of fiscal 1998 remains approximately consistent with the percentage during the first quarter of fiscal 1997.

     General and administrative costs for the six months ended November 30, 1997 were $43, an decrease of $13,522 over expenses of $13,565 for the six months ended November 30, 1996.

     Liquidity and capital resources as of the end of the six months ended November 30, 1997.

     The Company's cash balance was $10 and negative working capital was negative $1,570 as at November 30, 1997.

     The Company's primary short-term needs for capital, which are subject to change, are for its continued existence and to find a new business purpose.

     Income tax: As of November 30, 1997, the Company has a tax loss carry-forward of $384,415. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

     The Company believes that its available cash and cash from operations and the willingness of management to provide for the cash needs of the Company will be sufficient to satisfy its funding needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

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