Form 10-Q
period 1998-02-28
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1998-05-19
CIK 27850

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

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended February 28, 1998 included herein have been prepared by Maritime Transport & Technology, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of February 28, 1998, and the results of operations and cash flows for the three month periods ended February 28, 1997 and 1998.

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


                                  MARITIME TRANSPORT & TECHNOLOGY, INC.
                                      (A Development Stage Company)
                                              BALANCE SHEET
                                                                                        February 28,
                                                                      May 31,               1998
                                                                        1997              Unaudited
                             Assets
Current assets
  Cash                                                                          $53                   $10




Total assets                                                                    $53                   $10
                                  Liabilities and Stockholders' Equity
Current liabilities
  Accrued taxes                                                              $1,580                $1,580


Capital stock
  Common stock-authorized 80,000,000 common shares, par value
$.01 each, at May 31, 1997 and February 28, 1998 the shares
outstanding was 38,484,549                                                  384,845               384,845
  Additional paid in capital                                                    -0-                   -0-
  Deficit accumulated during development stage                            (386,372)             (386,415)
Total stockholders' equity                                                  (1,527)               (1,570)
Total liabilities and stockholders' equity                                     $53                   $10





                                       MARITIME TRANSPORT & TECHNOLOGY, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF OPERATIONS
                                                                                                  From the date of
                                 For the year    For the year    For the nine     For the nine     reorganization
                                    ended            ended       months ended     months ended   (June 1, 1994) to
                                   May 31,          May 31,      February 28,     February 28,      February 28,
                                     1996             1997           1997             1998              1998
Income                                 $127,100         $53,536         $26,535             $-0-           $220,636
Less cost of goods sold                     -0-         -0-             -0-                  -0-
                                                                                                                -0-
Gross profit                            127,100          53,536          26,535              -0-            220,636

Operations:
  General and administrative            124,475          58,108          30,865               43            220,626
  Depreciation and                      -0-                              -0-                -0-            -0-
amortization
  Total expense                         124,475          58,108          30,865               43            220,626

Net profit before Federal                 2,625         (4-4572         (4,330)                                  10
Income taxes

Federal Income tax                         354             805              -0-                              1,580

Net Profit (Loss)                       12,271         $(5,377)        $(4,330)            $(43)           $(1,570)


Net income (loss)  per share              $0.00         $(0.00)           $0.00          $(0.00)              $0.00
Number of shares outstanding        38,484,549      38,484,549      38,484,549       38,484,549          38,484,549


                 See accompanying notes to financial statements.

                                       MARITIME TRANSPORT & TECHNOLOGY, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF CASH FLOWS
                                                                                                    For the period
                                                                                                         from
                                   For the year    For the year   For the nine     For the nine     reorganization
                                      ended           ended       months ended     months ended   (June 1, 1994) to
                                     May 31,          May 31,     February 28,     February 28,      February 28,
                                       1996            1997           1997             1998              1998
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss                                 $1,866       $(4,972)        $(4,330)            $(43)           $(1,570)
  Depreciation                                -0-            -0-             -0-              -0-                -0-
Adjustments
  Accrued expenses                           759             400                                               1,580
  TOTAL CASH FLOWS FROM                     2,625        (4,572)         (4,330)             (43)                 10
OPERATIONS

NET INCREASE (DECREASE) IN CASH             2,625        (4,572)         (4,330)             (43)                 10
CASH BALANCE BEGINNING OF PERIOD            2,000         4,625           4,625                53            -0-
CASH BALANCE END OF PERIOD                 $4,625            $53            $295             $10                $10


                                                         .

                                   MARITIME TRANSPORT & TECHNOLOGY, INC.
                                       (A Development Stage Company)
                                     STATEMENT OF STOCKHOLDERS EQUITY
                                                            Additional         Accumulated
                        Common Stock        Common            paid in        deficit during
                                             Stock            capital       development stage     Total
June   1, 1994              38,484,549           384,845              $-0-          $(384,845)         $-0-
May 31, 1995                Net profit                                                  1,579        1,579

May 31, 1995                38,484,549          $384,845              $-0-          $(383,266)       $1,579

May 31, 1996                Net profit                                                  1,866        1,866
May 31, 1996                38,484,549           384,845              $-0-             381,400        3,445

May 31, 1997                  Net loss                                                 (4,972)      (4,972)

May 31, 1997                38,484,549           384,845              $-0-          $(386,372)     $(1,527)

Unaudited
February 28, 1998             Net loss                                                    (43)         (43)
February 28, 1998          38,484,549          $384,845              $-0-           $(386,415)     $(1,570)


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

2. NET INCOME PER SHARE

     Primary earnings per share are based on the total number of shares of common stock outstanding on February 28, 1998. On that date, the total number of shares of common stock outstanding was 38,484,549.

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

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At February 28, 1998, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

NOTE 5. COMMITMENTS AND CONTINGENCIES

     At  February  28,  1998,   the  Company  has  no  pending   commitments  or
contingencies.


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



Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the nine months ended February 28, 1997 and 1998
                -----------------------------------------------------

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

     Results of operations for the nine months ended February 28, 1998 as compared to the nine months ended February 28, 1997


     Revenues were $-0- for the nine months ended February 28, 1998 as compared to $9,253 for the nine months ended February 28, 1997. Costs of goods sold for the nine months ended February 28, 1998, were $0 as compared to $0 for the nine months ended February 28, 1997 representing a cost of goods sold percentage of 0% for the three months ended February 28, 1998 as compared to 0% for the three months ended February 28, 1997. The cost of goods sold percentage during the third quarter of fiscal 1998 remains approximately consistent with the percentage during the third quarter of fiscal 1997.

     General and administrative costs for the nine months ended February 28, 1998 were $43, an decrease of $13,522 over expenses of $13,565 for the nine months ended February 28, 1997.

     Liquidity and capital resources as of the end of the nine months ended February 28, 1998.

     The Company's cash balance was $10 and negative working capital was $1,570 as at February 28, 1998. The Company's primary short-term needs for capital, which are subject to change, are for its continued existence and to find a new business purpose.

     Income tax: As of February 28, 1998, the Company has a tax loss carry-forward of $386,415. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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