Form 10-Q
period 1998-08-31
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1998-12-22
CIK 27850

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended August 31, 1998.

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

                       For the transition period from To

                         Commission File Number: 0-8880

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
          (Exact name of registrant as specified in its charter)

New York                                        11-2196303
(State of jurisdiction of                    (I.R.S. Identification No.)
incorporation or organization)


           1535 Memphis Junction Road, Bowling Green, Kentucky, 42101.
                    (Address of principal executive offices)

                                  (502) 781 - 8453
              (Registrant's telephone number, including area code)


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

        Yes   X     No

        The Company had  15,130,705 shares of common stock outstanding

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended August 31, 1997 included herein have been prepared by Maritime Transport & Technology, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of August 31, 1998, and the results of operations and cash flows for the three month periods ended August 31, 1996 and 1998.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal years ended May 31, 1997 and 1998.


                                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                                       CONSOLIDATED PROFORMA BALANCE SHEET
                                                                                                     August 31,
                                                                                     May 31,            1998
                                                                                      1998           Unaudited
                                    Assets
Current assets
  Cash and cash equivalents                                                              $145,079          $65,599
  Accounts  receivable                                                                    310,086          504,442
  Inventory                                                                               170,795          183,962
  Note receivable                                                                          13,200
  Corporate income taxes receivable                                                         8,925            8,925
  Prepaid expenses                                                                          1,200            7,400
  Current assets                                                                          649,285          770,328

Capital assets-net                                                                         44,043           44,617

Other assets
  Loans receivable - non affiliated                                                        27,499           60,819
  Loans receivable-shareholder                                                             91,351
  Security deposit                                                                           805              805
   Total other assets                                                                    119,655           61,624
Total assets                                                                             $812,983        $876,569
                                       Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                                                  $235,913         $246,009
  Customer deposits                                                                        61,406           88,815
  Corporate income tax payable                                                              1,580            1,580
  Investor loans payable                                                                  131,500          131,500
  Notes payable-bank                                                                      109,338          112,770
  Loan payable-affiliate                                                                                    8,485
Total current liabilities                                                                 539,737          589,159

Long term liabilities
  Note payable - bank                                                                      13,855           12,505
Total liabilities                                                                         552,012          601,664
Capital stock
 Common stock-authorized 80,000,000 common shares, par value $.01 each, at May            151,308          151,308
31, 1998 the shares outstanding was 15,130,705
  Additional paid in capital                                                              494,508          494,508
  Retained earnings                                                                     (386,425)        (370,911)
Total stockholders' equity                                                               259,391          274,905
Total liabilities and stockholders' equity                                               $812,983         $876,569



                             MARITIME TRANSPORT & TECHNOLOGY, INC.
                             CONSOLIDATED STATEMENT OF OPERATIONS
                                                                August 31,        August 31,
                                                                   1997              1998
                                                                Unaudited         Unaudited
Revenue                                                                   $-0-         $357,611

Costs of goods sold                                                        -0-          121,301

Gross profit                                                               -0-          236,310

Operations:
  General and administrative                                                43          237,703
  Depreciation and  amortization

  Total expense                                                             43          237,703

Income before corporate taxes                                             (43)          (1,393)
Corporate income taxes
Other income and expenses
  Gain on sale of assets                                                                 19,000
  Interest Income                                                                            83
  Interest expense                                                                      (2,176)
  Total other income and expenses                                                        16,907

Net income (loss)                                                        $(43)          $15,514

Net income (loss)  per share -basic                                   $(0.00)            $0.00
Number of shares outstanding-basic                                 15,130,705       15,130,705

                           MARITIME TRANSPORT & TECHNOLOGY, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                              May 31,         August 31,
                                                               1998              1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(99,860)          $15,514
  Depreciation                                                      45,938
  Account receivables                                            (127,907)        (194,356)
  Inventory                                                        (9,404)         (13,167)
  Note receivable                                                                    13,200
  Federal taxes receivable                                             618
  Prepaid expenses                                                 (1,200)          (6,200)
  Accounts payable and accrued expenses                             84,612           10,096
  Customer deposits payable                                         12,853           27,409
  Corporate  taxes payable                                        (24,960)
TOTAL CASH FLOWS FROM OPERATIONS                                 (119,310)        (147,505)
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital assets                                                  (39,682)            (575)
  Note receivable-affiliate                                       (16,055)           99,876
  Note receivable- non affiliate                                   (4,423)         (33,320)
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                        (60,160)           65,973
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable- investors                                          131,500
  Note payable-bank                                                122,368            2,082
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                         253,868            2,082
NET INCREASE (DECREASE) IN CASH                                     74,398         (79,480)
CASH BALANCE BEGINNING OF PERIOD                                    70,681          145,079
CASH BALANCE END OF PERIOD                                       $145,079          $65,599

                                   MARITIME TRANSPORT & TECHNOLOGY, INC.
                          PROFORMA CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                                            Additional         Accumulated
                        Common Stock        Common            paid in        deficit during
                                             Stock            capital       development stage     Total
June   1, 1994              38,484,549           384,845              $-0-          $(384,845)         $-0-
May 31, 1995                Net profit                                                  1,579        1,579

May 31, 1995                38,484,549          $384,845              $-0-          $(383,266)       $1,579

May 31, 1996                Net profit                                                  1,866        1,866
May 31, 1996                38,484,549           384,845              $-0-           (381,400)        3,445

May 31, 1997                  Net loss                                                 (4,952)      (4,952)

May 31, 1997                38,484,549           384,845              $-0-          $(386,372)     $(1,527)

April 14, 1998(1)            3,848,455            38,485           346,360           (386,372)      (1,527)
April 15, 1998(2)           11,282,250           112,823           148,148                          228,981
May 31, 1998                  Net loss                                                    (53)         (53)

May 31, 1998                15,130,705          $151,308           494,508          $(386,425)      259,391

Unaudited
August 31, 1998             Net profit                                                 15,514       15,514

August 31, 1998             15,130,705         $151,308          $462,518           $(370,911)    $274,905


(1) Reflects a 10 to 1 reverse split.
(2) Reflects the issuance of shares for acquisitions valued at $.02 per share.



                     MARITIME TRANSPORT & TECHNOLOGY, INC.
                              NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS ENDED AUGUST 31, 1998

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Maritime Transport & Technology, (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10-Ksb for the year ended May 31, 1998.

2. NET INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the total number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could dilute the shares in computing the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into common stock. Pursuant to the requirements of the Securities and Exchange Commission, the calculation of the shares used in computing basic and diluted EPS include the shares of common stock issued for the acquisition of B.G. Banking Equipment, Inc. and Financial Building Equipment Exchange, Inc.

Shares used in calculating basic and diluted net income per share were as follows:

                                    For the three months   For the three months
                                       months ended          months ended
                                        August 31,             August 31,
                                           1997                  1998
                                       -------------       --------------
 Total number common
shares outstanding                    3,848,455                15,130,705
                                      =========                ==========


3. ACCOUNTING FOR INCOME TAXES

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach of accounting for income taxes. Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

 4. MARKETABLE SECURITIES

     The Company adopted Financial Accounting Standards Board ("FASB")
Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and Management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1997 and August 31, 1998, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.


     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at May 31, 1998:


                                                            Estimated
                                        Gross       Gross     Fair
                                     Unrealized Unrealized   Market
                              Cost      Gains      Losses    Value
                             -----     --------  ---------   -----
Cash                     $   145,079    $-0-      $   -0-    $ 145,079
                             -------    ------      -------  ---------
Total cash and cash
   equivalents           $   145,079    $-0-      $   -0-    $ 145,079


     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at August 31, 1998:

                                                                    Estimated
                                        Gross       Gross            Fair
                                     Unrealized   Unrealized         Market
                               Cost     Gains      Losses            Value
Cash                      $   65,599    $-0-      $   -0-        $ 65,599
                              -------    ----       ------          -------
Total cash and cash
   equivalents            $   65,599    $-0-      $   -0-        $ 65,599







Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the three months ended August 31, 1997 and 1998
                ------------------------------------------------

     Except for the description of historical facts contained herein, this Form 10QSB contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others, the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development.

     Results of operations for the three months ended August 31, 1998 as compared to the three months ended August 31, 1997.

     -
-----------------------------------------------------------------------------
Revenues were $357,611 for the three months ended August 31, 1998 as compared to $-0- for the three months ended August 31, 1997. Costs of goods sold and related expenses for the three months ended August 31, 1998, were $121,301 as compared to $0 for the three months ended August 31, 1997 representing a cost of goods sold and related expenses of 33.92% for the three months ended August 31, 1998 as compared to 0% for the three months ended August 31, 1997.

     General and administrative costs for the three months ended August 31, 1998 were $237,703, an increase of 100.0% over expenses of $-0- for the three months ended August 31, 1997.


     Liquidity  and capital  resources  as of the end of the three  months ended
August 31, 1998.                      -
--------------------------------------------------------------------------------

     The Company's cash balance was $65,599 and working capital was a $181,169 as at August 31, 1998.

     The Company's primary short-term needs for capital, which are subject to change, are for the fullfillment of orders, the search for the acquisition of quality used equipment at the right price, pay continuing operating expenses.

     Income tax: As of August 31, 1998, the Company has a taxable profit of $15,514. The Company's ability to utilize its tax credit carry-forwards in future years was subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, the use of the Company's ultilization of carry forward losses was lost because of the change in ownership of the Company.

     The Company expects its capital requirements to increase over the next several years as it continues to develop its business and seek new company related acquisitions, increases in sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present management can fund the continued capital requirements, the timing of regulatory actions regarding the Company's potential acquisitions, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in the mortgage business entered into.

     The Company believes that its available cash and cash from management contributions will be sufficient to satisfy its funding needs for the day to day mortgage banking activities for at least the next 12 months. Thereafter, if cash generated from any newly acquired or developed business operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.





                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     No legal proceedings were brought, are pending or are threatened during the quarter.


Item 2. Changes in Securities

     None
Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     None.





                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  Maritime Transport & Technology, Inc.
                                      (Registrant)

                                    By: /s/ Paul Clark
                                       ------------------
                                       Paul Clark
                                       PRESIDENT


 Dated: November 17, 1998