Form 10-Q
period 1998-11-30
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1999-02-16
CIK 27850

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended November 30, 1998.

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

                       For the transition period from To

                         Commission File Number: 0-8880

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
          (Exact name of registrant as specified in its charter)

New York                                        11-2196303
(State of jurisdiction of                          (I.R.S. Identification No.)
Employerincorporation or organization)

                        1535 Memphis Junction Road
                        Bowling Green,  KY   42101
                    (Address of principal executive offices)

                              (800) 726-0337
              (Registrant's telephone number, including area code)

                      108 Main St. Stamford, NY, 12167-1137
Former name, former address and former fiscal year, if changed since last report

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

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended November 30, 1998 included herein have been prepared by Maritime Transport & Technology, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of November 30, 1998, and the results of operations and cash flows for the three month periods ended November 30, 1997 and 1998.

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

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                       CONSOLIDATED PROFORMA BALANCE SHEET
                                                                       November 30,
                                                        May 31,            1998
                                                         1998           Unaudited
                                    Assets
Current assets
  Cash and cash equivalents                                 $145,079          $63,920
  Accounts  receivable                                       310,086          327,458
  Inventory                                                  170,795          238,683
  Note receivable                                             13,200
  Corporate income taxes receivable                            8,925            8,925
  Prepaid expenses                                             1,200
                                                               ----- ---------------
  Current assets                                             649,285          638,986

Capital assets-net                                            44,043              -0-

Other assets
  Loans receivable - non affiliated                           27,499           72,883
  Loans receivable-shareholder                                91,351
  Security deposit                                              805              805
                                                                ----             ---
   Total other assets                                       119,655           73,688
                                                            --------          ------
Total assets                                                $812,983        $712,674
                                                            ========        ========
                      Liabilities and
                  Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                     $235,913         $159,190
  Customer deposits                                           61,406           81,210
  Corporate income tax payable                                 1,580            6,535
  Investor loans payable                                     131,500          139,500
  Notes payable-bank                                         109,338           22,618
  Loan payable-affiliate                                                      12,323
                                                            ----------        ------
Total current liabilities                                    539,737          421,376

Long term liabilities
  Note payable - bank                                         13,855
                                                              ------
Total liabilities                                             553592
Capital stock
 Common stock-authorized 80,000,000 common
        shares, par value $.01 each, at May                   151,308          151,308
31, 1998 the shares outstanding was 15,130,705
  Additional paid in capital                                 494,508          494,508
  Retained earnings                                        (386,425)        (354,518)
                                                           ---------        ---------
Total stockholders' equity                                  259,391          291,298
                                                            --------         -------
Total liabilities and stockholders' equity                  $812,983        $712,674
                                                            ========        ========

   See accompanying notes to financial statements.
                                       F1




                        MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED NOVEMBER 30,

                                                  1997              1998
                                              Unaudited         Unaudited
Revenue                                            $-0-         $471,314

Costs of goods sold                                 -0-         250,906

Gross profit                                        -0-          220,408

Operations:
  General and administrative                         43          146,529
  Depreciation and  amortization                                 48,539
                                                                 ------
  Total expense                                      43          195,068

Income before corporate taxes                      (43)           25,340
Corporate income taxes                                             2,612
Other income and expenses
  Interest Income                                                    156
  Interest expense                                               (2,568)
                                                                 -------
  Total other income and expenses                                (2,412)

Corporate income  taxes on other income                            3,923

Net income (loss)                                 $(43)         $16,393
                                                  =====         =======

Net income (loss)  per share -basic            $(0.00)            $0.00
                                               ========           =====
Number of shares outstanding-basic          15,130,705       15,130,705
                                            ===========      ==========






                               See accompanying notes to financial statements.

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED NOVEMBER 30,
                                                           November 30,      November 30,
                                                               1998              1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(43)          $31,907
  Depreciation                                                         -0-           48,539
  Account receivables                                                              (17,372)
  Inventory                                                                        (67,888)
  Note receivable                                                                    13,200
  Federal taxes receivable
  Prepaid expenses                                                                    1,200
  Accounts payable and accrued expenses                                            (76,723)
  Customer deposits payable                                                          19,804
  Corporate  taxes payable                                                            4,955
                                                                 -----                -----
TOTAL CASH FLOWS FROM OPERATIONS                                      (43)         (42,378)
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital assets                                                                    (4,496)
  Note receivable-affiliate                                                          91,351
  Note receivable- non affiliate                                                   (45,384)
                                                                                   --------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                           41,471
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable- affiliate                                                            12,323
  Loan payable- investors                                                             8,000
  Note payable-bank                                                               (100,575)
                                                                                  ---------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                         (80,252)
NET INCREASE (DECREASE) IN CASH                                       (43)         (81,159)
CASH BALANCE BEGINNING OF PERIOD                                       53           145,079
                                                                       ---          -------
CASH BALANCE END OF PERIOD                                             $10         $63,920
                                                                       ===         =======




                     See accompanying notes to financial statements

                                                        .


                                   MARITIME TRANSPORT & TECHNOLOGY, INC.
                          PROFORMA CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                                            Additional         Accumulated
                        Common Stock        Common            paid in        deficit during
                                             Stock            capital       development stage     Total
June   1, 1994              38,484,549           384,845         $-0-          $(384,845)         $-0-
May 31, 1995                Net profit                                              1,579        1,579
                            ----------       ------------       ------              ------       -----

May 31, 1995                38,484,549          $384,845         $-0-           $(383,266)       $1,579

May 31, 1996                Net profit                                               1,866        1,866
                            ----------       ------------        ------              ------       -----
May 31, 1996                38,484,549           384,845          $-0-           (381,400)        3,445

May 31, 1997                  Net loss                                             (4,952)      (4,952)
                              --------        -----------        -----              ------       ------

May 31, 1997                38,484,549           384,845          $-0-           $(386,372)     $(1,527)

April 14, 1998(1)            3,848,455            38,485           346,360        (386,372)      (1,527)
April 15, 1998(2)           11,282,250           112,823           148,148                       228,981
May 31, 1998                  Net loss                                                 (53)         (53)
                              --------    ------------        -----------              ----         ----

May 31, 1998                15,130,705          $151,308           494,508       $(386,425)      259,391

Unaudited
November 30, 1998           Net profit                                                31,907       31,907
                            ----------    ------------        -----------              -------      ------

November 30, 1998           15,130,705         $151,308          $494,508           $(354,518)    $291,298
                            ==========         =========         =========          ==========    ========


(1) Reflects a 10 to 1 reverse split.
(2) Reflects the issuance of shares for acquisitions valued at $.02 per share.




                                See accompanying notes to financial statements

                     MARITIME TRANSPORT & TECHNOLOGY, INC.
                              NOTES TO FINANCIAL STATEMENTS
                       FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998

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

Shares used in calculating basic and diluted net income per share were as follows:

                                    For the six months   For the six months
                                       months ended          months ended
                                        November 30,         November 30,
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

 4. MARKETABLE SECURITIES

     The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities",
which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in six categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and Management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At May 31, 1998 and November 30, 1998, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.


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


     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at November 30, 1998:

                                                                    Estimated
                                        Gross       Gross            Fair
                                     Unrealized   Unrealized         Market
                               Cost     Gains      Losses            Value
Cash                      $   63,920    $-0-      $   -0-        $ 63,920
                              -------    ----       ------          -------
Total cash and cash
   equivalents            $   63,920    $-0-      $   -0-        $ 63,920


Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the Six months ended November 30, 1997 and 1998
                ------------------------------------------------

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

     Results of operations for the six months ended November 30, 1998 as compared to the six months ended November 30, 1997.
- ----------------------------------------------------------------------------

     Revenues were $828,925 for the six months ended November 30, 1998 as compared to $-0- for the six months ended November 30, 1997. Costs of goods sold and related expenses for the six months ended November 30, 1998, were $372,207 as compared to $0 for the six months ended November 30, 1997 representing a cost of goods sold and related expenses of 44.9% for the six months ended November 30, 1998 as compared to 0% for the six months ended November 30, 1997.

     General and administrative costs for the six months ended November 30, 1998 were $432,771, an increase of 100.0% over expenses of $43 for the six months ended November 30, 1997.


Liquidity and capital resources as of the end of the six months ended November 30, 1998.
- --------------------------------------------------------------------------

     The Company's cash balance was $63,920 and working capital was a $217,610 as at November 30, 1998.

     The Company's primary short-term needs for capital, which are subject to change, are for the fullfillment of orders, the search for the acquisition of quality used equipment at the right price, pay continuing operating expenses.

     Income tax: As of November 30, 1998, the Company has a pretax profit of $38,442. The Company's ability to utilize its tax credit carry-forwards in future years was subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, the use of the Company's ultilization of carry forward losses was lost because of the change in ownership of the Company.

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




                                  Maritime Transport & Technology, Inc.
                                      (Registrant)

                                    By: /s/ Paul Clar
                                       ------------------
                                       Paul Clark
                                       PRESIDENT


 Dated: November 17, 1998