Form 10-Q
period 1999-02-28
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1999-07-13
CIK 27850

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended February 28, 1999.

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

        Yes   X     No

        The Company had   15,463,021  shares of common stock outstanding

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended November 30, 1998 included herein have been prepared by Maritime Transport & Technology, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of February 28, 1999, and the results of operations and cash flows for the nine month periods ended February 28, 1998 and 1999.

     The Company's results of operations during the nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal years ended May 31, 1997 and 1998.

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                       CONSOLIDATED PROFORMA BALANCE SHEET
                                                                       February 28,
                                                        May 31,            1999
                                                         1998           Unaudited
                                    Assets
Current assets
  Cash and cash equivalents                                 $145,079      $104,077
  Accounts  receivable                                       310,086       527,370
  Inventory                                                  170,795       213,314
  Note receivable                                             13,200        13,200
  Corporate income taxes receivable                            8,925
  Prepaid expenses                                             1,200         1,400
                                                               ----- ---------------
  Current assets                                             649,285       859,361

Capital assets-net                                            44,043         4,850

Other assets
  Loans receivable - non affiliated                           27,499        42,501
  Loans receivable-affiliated                                 91,351        88,282
  Security deposit                                               805           805
                                                                ----        ------
   Total other assets                                        119,655       131,588
                                                            --------        ------
Total assets                                                $812,983    $  995,771
                                                            ========      ========
                      Liabilities and
                  Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                     $235,913      $305,203
  Customer deposits                                           61,406       102,782
  Corporate income tax payable                                 1,580        18,475
  Investor loans payable                                     131,500       162,346
  Notes payable-bank                                         109,338       121,502
                                                            ----------      ------
Total current liabilities                                    539,737       710,308

Long term liabilities
  Note payable - bank                                         13,855
                                                              ------
Total liabilities                                            553,592
Capital stock
 Common stock-authorized 80,000,000 common
        shares, par value $.01 each, at May
31, 1998 and February 28, 1999the shares
outstanding were 15,130,705
and 15,463,021 respectively                                 151,308        154,631
  Additional paid in capital                                494,508        823,501
  Retained earnings                                        (386,425)      (692,669)
                                                           ---------      ---------
Total stockholders' equity                                  259,391        285,463
                                                            --------       -------
Total liabilities and stockholders' equity                  $812,983    $  995,771
                                                            ========      ========

   See accompanying notes to financial statements.
                                       F1



                        MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE NINE MONTHS ENDED February 28,

                                                  1998              1999
                                              Unaudited         Unaudited
Revenue                                            $-0-         $1,339,364

Costs of goods sold                                 -0-            661,589
                                                                 ---------
Gross profit                                        -0-            677,775

Operations:
  General and administrative                         43            888,511
  Depreciation and  amortization
48,539                                             ------        --------
  Total expense                                      43            937,050

Income before corporate taxes                      (43)           (259,275)

Corporate income taxes                                              27,400
Other income and expenses
  Interest Income                                                    1,052
  Interest expense                                                 (20,621)
                                                                   -------
  Total other income and expenses                                  (19,569)


Net income (loss)                                 $(43)          $(306,244)
                                                  =====            =======

Net income (loss)  per share -basic            $(0.00)              $(0.02)
                                               ========             =====
Number of shares outstanding-basic          15,130,705           15,463,021
                                            ===========         ==========






                               See accompanying notes to financial statements.

                        MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED February 28,

                                                  1998              1999
                                              Unaudited         Unaudited
Revenue                                            $-0-         $510,439

Costs of goods sold                                 -0-          289,382
                                                   ----          -------

Gross profit                                        -0-          221,057

Operations:
  General and administrative                         43          523,368
  Depreciation and  amortization                                    -0-
                                                                 ------
  Total expense                                      43          523,368

Income before corporate taxes                      (43)         (302,311)

Corporate income taxes                                            20,865
Other income and expenses
  Interest Income                                                    896
  Interest expense                                               (15,871)
                                                                 -------
  Total other income and expenses                                (14,975)


Net income (loss)                                 $(43)        $(338,151)
                                                  =====          =======

Net income (loss)  per share -basic            $(0.00)           $(0.02)
                                               ========           =====
Number of shares outstanding-basic          15,130,705        15,463,021
                                            ===========       ==========






                               See accompanying notes to financial statements.

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED

                                                February 28,      February 28,
                                                   1998              1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $(43)        $(306,244)
  Non cash transactions                                           100,000
  Depreciation                                       -0-           48,539
  Account receivables                                            (217,284)
  Inventory                                                       (42,519)
  Prepaid expenses                                                   (200)
  Accounts payable and accrued expenses                            69,290
  Customer deposits payable                                        41,376
  Corporate  taxes payable                                         25,820
                                                   -----          -------
TOTAL CASH FLOWS FROM OPERATIONS                    (43)         (281,222)
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital assets                                                   (9,318)
  Note receivable-affiliate                                         3,069
  Note receivable- non affiliate                                  (15,002)
                                                                  --------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                        (21,251)
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable- affiliate
  Loan payable- investors                                          30,846
  Sale of shares of common stock                                  232,316
  Note payable-bank                                                (1,691)
                                                                ---------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                        261,471

NET INCREASE (DECREASE) IN CASH                     (43)          (41,002)
CASH BALANCE BEGINNING OF PERIOD                     53           145,079
                                                     ---          -------
CASH BALANCE END OF PERIOD                          $10          $104,077
                                                     ===          =======




                     See accompanying notes to financial statements

                                                        .






                                   MARITIME TRANSPORT & TECHNOLOGY, INC.
                          PROFORMA CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                               Additional   Accumulated
                        Common Stock  Common    paid in   deficit during
                                       Stock    capital  development stage     Total
                                                  C>
June   1, 1994          38,484,549   384,845      $-0-     $(384,845)         $-0-
May 31, 1995            Net profit                             1,579           1,579
                       ----------   ---------    ------       ------           -----

May 31, 1995          38,484,549    $384,845       $-0-     $(383,266)       $1,579

May 31, 1996           Net profit                               1,866         1,866
                      ----------    --------      ------       ------         -----
May 31, 1996          38,484,549     384,845       $-0-      (381,400)        3,445

May 31, 1997            Net loss                               (4,952)       (4,952)
                       --------     --------      -----        ------        ------

May 31, 1997          38,484,549     384,845        $-0-    $(386,372)      $(1,527)

April 14, 1998(1)      3,848,455      38,485      346,360    (386,372)       (1,527)
April 15, 1998(2)     11,282,250     112,823      148,148                    228,981
May 31, 1998          Net loss                                    (53)           (53)
                      ----------    --------    ---------     -------        -------

May 31, 1998          15,130,705    $151,308      494,508   $(386,425)       259,391

Unaudited
Exercise of options      100,000       1,000       99,000                    100,000
Sale of shares           232,316       2,323      229,993                    232,316
Net loss                                                     (306,244)      (306,244)
                      ----------   ---------     --------     -------         ------

February 28, 1999     15,463,021    $154,631     $823,501   $(692,669)      $285,463
                      ==========    ========     ========    =========      ========


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

Shares used in calculating basic and diluted net income per share were as follows:

                                    For the nine months   For the six months
                                       months ended          months ended
                                        February 28,         February 28,
                                           1998                  1999
                                       -------------       --------------
 Total number common
shares outstanding                    15,130,705             15,463,021
                                      ==========             ==========


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

 4. Issuance of Shares of Common Stock

     The Company issued 100,000 shares of common stock through exercise of 100,000 options issued pursuant to the Company's stock option plan value at $1.00 for an aggregate consideration of $100,000 in consulting expenses.

     The Company sold pursuant to a private placement 232,316 shares of common stock at $1.00 per share for an aggregate consideration of $232,316.

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

     Results of operations for the nine months ended February 28, 1999 as compared to the nine months ended February 28, 1998.
- - ----------------------------------------------------------------------------

     Revenues were $1,339,364 nine months ended February 28, 1999 as compared to $-0-nine months ended February 28, 1998. Costs of goods sold and related expenses nine months ended February 28, 1999, were $661,589 as compared to $0 nine months ended February 28, 1998 representing a cost of goods sold and related expenses of 100.0%nine months ended February 28, 1999 as compared to 0%nine months ended February 28, 1998.

     General and administrative costs nine months ended February 28, 1999 were $888,511, an increase of 100.0% over expenses of $43 nine months ended February 28, 1999.


Liquidity and capital resources as of the end of the six months ended November 30, 1998.
- - --------------------------------------------------------------------------

     The Company's cash balance was $104,077 and working capital was a $149,053 as at February 28, 1999.

     The Company's primary short-term needs for capital, which are subject to change, are for the fullfillment of orders, the search for the acquisition of quality used equipment at the right price, pay continuing operating expenses.

     Income tax: As of November 30, 1998, the Company has a loss $(306,244). The Company's ability to utilize its tax credit carry-forwards in future years was subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, the use of the Company's ultilization of carry forward losses was lost because of the change in ownership of the Company.

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

Year 2000 Readiness

      The following disclosure is a Year 2000 ("Y2K") readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

     The Company's Year 2000 program is designed to minimize the possibility of serious Year 2000 interruption. Possible Year 2000 worst case scenarios include the interruption of significant parts of the Company's business as a result of internal business system failure or the failure of the business systems of its suppliers, distributors or customers. The potential effect to the operations of the present business are minimized currently because the Company's reliance upon computer systems in the day to day operations is minimal.

     However, the Company decided to significantly upgrade its "business systems" (all computer hardware and software used to run its businesses including its operations management, administration and financial systems). Specifications were developed for desired capabilities, including Year 2000 compliance. In 1998 the Company began assessing its Year 2000 exposure and commenced implementation of a plan to achieve Year 2000 readiness. Based on its review to date, the Company believes that its products and business software are Year 2000 compliant.

     The Company has also begun to survey major suppliers, distributors, and customers to determine the status and schedule for their Year 2000 compliance. To date, no significant issues have been identified, and the survey is expected to be completed in the third quarter of 1999. Where it believes that a particular supplier's situation poses unacceptable risks, the Company plans to identify an alternative source.

     The costs of the readiness program for business systems, other infrastructure areas, and suppliers are a combination of incremental external spending and use of existing internal resources. In total, the Company expects to spend less than $1,000 to achieve readiness, of which approximately 10% has been expended to date. This amount is based on the costs to upgrade the existing business systems to Y2K compliant versions.

     Milestones and implementation dates and the costs of the Company's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available that may change the underlying assumptions or requirements.


Recent Accounting Pronouncements

      Accounting for Derivative Instruments and Hedging Activities

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. It is effective for all fiscal years beginning after June 15, 1999. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not currently engage in derivative trading or hedging activity. The Company will adopt SFAS 133 in the fiscal year ending December 31, 1999, although no impact on operating results or financial position is expected.

      Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

      In March of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company is currently assessing the impact that adoption of this statement will have on consolidated financial position and results of operations.

Forward - Looking Information

     The Quarterly Report on Form 10-QSB contains forward-looking statements concerning the Company's financial performance and business operations. The Company wishes to caution readers of this Report on Form 10-K that actual results might differ materially from those projected in the forward-looking statements contained herein.


     Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: the seasonality of the business, inability of the Company to develop the end user market for quality control products; inability of the Company to grow the sales to the extent anticipated; the interruption of significant parts of the Company's business as a result of internal business system failure or the failure of the business systems of its suppliers or customers due to the inability of such systems to properly handle credit card purchases after December 31, 1999; and the potential insufficiency of Company resources, including human resources, plant and equipment and management systems, to accommodate any future growth.





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


 Dated: June 10, 1999