Form 10-K
period 1999-05-31
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1999-10-01
CIK 27850

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


         May 31, 1999                               0-8880
         (For fiscal year ended)                    (Commission file no.)

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

          New York                                         11-2196303
     (State of other jurisdiction of          (I-R.S. employer
      incorporation or organization)           Identification no.)

      1535 Memphis Junction Road
      Bowling Green, KY                             42101
     (Address of principal office)                (Zip code)

                                  (502) 781 - 8453
              (Registrant's telephone number, including area code)

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

                  Yes X                     No ____

                       $1,088,285 as of September 13, 1999
                   (Aggregate market value of the voting stock
                      held by non-affiliates of registrant)

         14,787,955 shares, $.Ol par value, as of May 31, 1999

     (Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   INTO Part I

                Annual Report of Registrant on Forms 10-K for the fiscal year ended May 31, 1997 and 1998


                                     PART I

ITEM 1. BUSINESS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE TIMELY DEVELOPMENT, INTRODUCTION AND ACCEPTANCE OF NEW PRODUCTS, DEPENDENCE ON OTHERS, THE IMPACT OF COMPETITIVE PRODUCTS, PATENT ISSUES, CHANGING MARKET CONDITIONS AND THE OTHER RISKS DETAILED THROUGHOUT THIS FORM 10-K. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THE FILING OF THIS FORM 10-K. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

     In May, 1998, the Company completed the reverse acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc., ("FBEE"), Kentucky corporations. This merger had an effective date of June 1, 1998. In that transaction, the Company purchased all of the outstanding shares of B.G. Banking Equipment, Inc., in exchange for 11,282,250 shares of the Company's common stock. Prior to this exchange, the Company had done a ten for one reverse split which had left the Company with 3,848,455 common shares issued and outstanding. After the completion of the merger, the amount of the Company's common stock issued and outstanding was 15,130,705.


     The Registrant sells and services new, used and reconditioned automated teller machines (ATMs), electronic and physical security systems, various products used to equip bank facilities, software and systems for global financial and commercial markets. Sales of systems and equipment are made directly to customers by the registrant's sales personnel and by manufacturer's representatives and distributors. The sales/support organization works closely with customers and their consultants to analyze and fulfill the customers' needs. Products are sold under contract for future delivery at agreed upon prices.

INDUSTRY

     In the past several years, acquisitions and mergers in the banking industry have resulted in many large bank holding companies. Manufacturers and service companies have not kept pace with the new larger banks. Geographic spread of branches has created servicing problems. Many banks are unable to find and purchase equipment needed for their day to day banking needs. Part of the reason for this is the fact that the large banks have hired away most of the experienced buyers, and the smaller banks are now faced with less experienced staff, lower amounts of funds available for purchases in comparison to the larger banks, and limited geographical access to suppliers. Even though there are smaller service companies in almost every area, they still cannot provide service to many of these small banks because of the lack of available parts. The result is a large number of "home town" or limited branch banks which are unable to keep pace with the larger banks in terms of their access to and acquisition of much of the equipment needed to manage the bank - bank equipment such as vault doors, safes, driveup equipment and ATM's.

THE SERVICE

     Because the Company handles pre-owned equipment, it has been able to sell many parts desired by banks. The Company is now in the process of cataloging all parts and equipment. The Company thus has specialized equipment that does not age, such as vault doors, safes, and deposit boxes. Most of this equipment costs more to manufacture than the price for which the Company can sell it. The larger banks are now outsourcing to facilities maintenance groups. The Company has become an outsource resource, including new equipment, pre-owned equipment and replacement parts, and maintenance personnel. The Company views its market as the smaller banks, and intends to act as an outsource operation for these banks, supplying them with the know how, sources, and technical expertise needed to acquire and maintain the equipment necessary to run a bank in this day and age. Because the Company uses pre-owned equipment, it is able to do this at a very competitive price.


THE COMPETITION

     The Company knows of several other entities presently competing for the same market. Many of these Companies have greater capital resources, larger staffs and more sophisticated facilities and more experience in the industry than the Company. Such companies may more effectively service clients than the Company and may be more successful than the Company in their servicing and marketing of the Company's products. There can be no assurance that other companies will not enter the markets developed by the Company or its customers. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.


EMPLOYEES

     Currently, the Company employs 19 full time employees, Paul Clark as President, Roberta Clark as corporate secretary and vice president. Two persons are employed in sales, four persons are employed in office/clerical capacities, as well as one bookkeeper and one secretary. In addition there are six installation personnel and three persons in service.

ITEM 2. PROPERTIES

     The Company presently occupies 24,000 square feet of office and warehouse space located at Building 1535 Memphis Junction Road, Bowling Green, Kentucky 42101 for a monthly rent of $5,000 pursuant to a lease dated August 1, 1998 for three years. This space is rented to the Company by Paul Clark, President of the Company.

ITEM 3. LEGAL PROCEEDINGS

     As at May 31, 1999 and the filing date hereof, no material legal proceedings were pending to which the Registrant or any of its property is subject, nor to the knowledge of the Registrant are such legal proceedings threatened.

     The Company intends to file a suit in the near future. Two of the Company's past directors, Andrew Seim and Alexander Brosda, acting and individually and acting as principals of Taurus Investments International, Inc. ( a Bermuda corporation) (together "Taurus"), acting as Directors of B.G. Banking prior to its acquisition by the Company and subsequent to the acquisition becoming Directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of common stock of B.G. Banking for an aggregate consideration of $304,500. Taurus has remitted to B.G. Banking and the Company a net proceeds of $109,673.05 and claims the difference of $194,826 be retained by Taurus as payment for expenses and commissions. Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold.

     The Company intends to enter into a lawsuit with Taurus demanding the balance of $194,826 that was improperly withheld be remitted to the Company and that Taurus disclose the names of the persons and the number of shares of common stock sold to these individuals. As of May 31, 1999, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common purchased.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Registrant submitted no matters to a vote of its security holders during its fiscal year ended May 31, 1999.


                                       PART II

ITEM 5. MARKET FOR REGISTRANTIS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) Currently, the Company's Common Stock is traded over the counter on the Bulletin Board. Following is a chart of the Company's high and low bid information for each quarter within the last two fiscal years. The listed quotations reflect inter-dealer prices, without retail mark-ip, mark-down, or commission, and may not represent actual transactions.

                                             High           Low
               Fiscal  Quarter (Year End)    4 1/2          1
               Ending May 31, 1999

               Fiscal Quarter Ending         4 1/4          1 1/8
               Ending February 28, 1999

               Fiscal Quarter Ending         2 5/8          1/4
               Ending November 30, 1998

               Fiscal Quarter Ending         .01            .01
               Ending August 31, 1998

               Fiscal Quarter (Year End)     .01            .01
               Ending May 31, 1998

               Fiscal Quarter Ending         .01            .01
               Ending February 28, 1998

               Fiscal Quarter Ending         1/4            55/100
               Ending November 30, 1997

               Fiscal Quarter Ending         1 3/4          1/4
               Ending August 31, 1997


          (b) As of May 31, 1999, there were approximately 901 holders of the Company's Common Stock.

          (c) No dividends were paid during the fiscal year ending May 31, 1999.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED "BUSINESS" AND "RISK FACTORS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY DISCLAIMS, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

      Maritime Transport & Technology (the "Company") was established in 1968. The Company remained dormant for many years until the Company completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc., ("FBEE"), Kentucky corporations. The Company is now in the business of buying, selling, trading both new and refurbishing of financial equipment for banks and other financial institutions. The Company markets the products throughout the United States primarily through direct sales to financial insitutions and other distributors supported by the Company's direct sales force and soliciting new contacts through its presence on the Internet.


    The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products at competitive prices are obtained and sources of good used banking and banking related equipment and furniture available at favorable prices; market acceptance of current or new products, delays, or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, competitive pressures on average selling prices and changes in the mix of products sold.

     Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, order cancellations or order rescheduling or remanufacturing or delays. The Company purchases and resells new and used merchandise and remanufactures and ships its other products shortly after receipt of orders and has not developed a significant backlog for such products and does not anticipate it will develop a material backlog for such products in the future.

    Because the Company is continuing to increase its operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or are subject to delays. The Company has incurred losses due to the payment of consulting fees and the issuance of shares of common stock in consideration for consulting expenses charged to operations in lieu of the payment of cash.

The Company may not sustain revenue growth or return to profitability on a quarterly or annual basis and its operating results may not be consistent with predictions made by securities analysts.



RESULTS OF OPERATIONS

         The following table sets forth operating data as a percentage of net sales:

                                                              YEAR ENDED MAY 31,
                                                       ------------------------------
                                                           1998        1999
                                                           ----------- -----------
   Net sales.....................................           -0-%        100%
   Cost of sales.................................           -0-%        51.7%
                                                             ---        -----

   Gross profit..................................           -0-%        48.3%

   Operating expenses:
     Selling, general and administrative.........            -0-%       38.2%
     Depreciation ...............................            -0-%       10.3%
                                                             -----       -----
      Total operating expenses...................            -0-%       48.5%

   Income (loss)  from operations................            -0-%       (2.6)%

   Corporate State Taxes                                     -0-%        0.7%
   Other income, net.............................            -0-%       (0.2)%
                                                             ----        ---
   Net loss......................................             -0-%      (3.5%)


YEARS ENDED MAY 31, 1998 AND 1999

     NET SALES. Net sales increased 100% to $1,933,737. In 1999 from $-0- in 1998. The increase was primarily attributable to the acquisition of B.G. Banking and FBEE.

     GROSS PROFIT. Gross profit increased 100% to $933,890 in 1999 from -0-% in 1998 primarily as a result of acquisition. The gross profit for new equipment was % versus a gross profit from the sale of used and refurbished equipment was %

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 100% to $738,717 in 1999 from $53 in 1998. The 1999 Company's expanded sales force, increased marketing activities associated with new products and the availability of purchasing of used equipment opportunities and potential new products, and the expansion of administrative functions to support the Company's expanded operations and business development activities.


   BENEFIT (PROVISION) FOR INCOME TAXES. As a result of the pre-tax loss recorded for 1999, the Company not recorded a benefit for Federal income taxes of $154,313. Instead the Company recognized no income tax benefit from the loss generated in the year ended May 31, 1999. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided. The Company will continue to assess the likelihood of realization of such assets; however, if future events occur which make the realization of such assets more likely than not, the Company will record a tax benefit. The Company is liable for the payment of a Corporate Kentucky State on tangible assets.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements. Since its reorganization, the Company has raised over $ 169,000 in cash proceeds from the private placement of equity securities and $265,878 from officer loans.

    During the year ended May 31, 1999, the Company had negative cash flow from operations of $229,228 in spite of a positive cash flow from operating activities of $178,929 essentially because of an increase in accounts receivable of $87,381, prepaid expenses of $400, inventory of $337,222, and a reduction in accounts payable and accrued expenses of $3,318. Customer deposits payable increased $8,717 and currect Corporate State tax liability increased by $11,447.

Other significant business activities affecting cash included the purchase of fixed assets of $38,026, an increase of Notes receivable non affiliated party of $2,991, a payoff of a bank loan of $107,651 and the conversion of investor loans payable into shares of common stock aggregating $93,100.

   During the year ended May 31, 1998, the Company was dormant and generated no cash flow except to pay some minimal expenses to maintain its existence of $53.

   The Company is evaluating various alternatives in addressing its future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and the purchase of additional property to build a new or additional office and warehousing facility. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy.

    The Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

IMPACT OF YEAR 2000 ("Y2K") ISSUE

    The Company is implementing a plan to ensure its system, software and facilities infrastructure will function properly with respect to dates in the year 2000 and thereafter. Key financial, information and operational systems have been assessed and approximately 90% of them have been verified as being compliant. The Company is on schedule to have all remaining systems verified as compliant by November 30, 1999. All key suppliers, distributors, financial institutions and others with whom it does business have been contacted by the Company to assess their Y2K readiness, and approximately 60% have stated that they are compliant or will be compliant before December 31, 1999. The Company is continuing to communicate with key suppliers, distributors, financial institutions and others and believes that their readiness will not pose significant operational problems for the Company, nor have a material adverse effect on the Company's business. To date the Company has expended less than $5,000 addressing the Y2K Issue and estimates the total cost of the project and contingency plans, if necessary, to be under $10,000. The Company anticipates that the Company will be in compliance with Y2K requirements by the end of December 15, 1999.

    However, if such modifications and conversions are not made or are not completed in a timely fashion, the Y2K Issue could have a material adverse impact on the operations of the Company. Additionally, the systems of other companies on which the Company's systems rely may not be timely converted, which may have an adverse effect on the Company's systems. The most likely worst case scenario is that customers would be unable to order products or pay invoices or suppliers would be unable to manufacture or deliver product. This would result in reduced orders of products and the inability of the Company to manufacture product.

    The Company currently does not have contingency plans in the event it does not complete all phases of the Y2K program. However, management is considering contingency plans which involve, among other actions, manual workarounds, increasing inventories of key components to the refurbishing process and validating alternate vendors. The Company plans to evaluate the status of the contingency plans by October 1999 and determine whether such plans are necessary.




ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached hereto at page XX.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants for the fiscal year ending May 31, 1999.

                                                     PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS OF REGISTRANT

 Name                      Age      Position
 Paul Clark                 55      President, Director, and
                                    Chief Executive Officer
 Roberta Clark              54      Vice President, Secretary, and Director
 Albert Blankenship         65      Chief Financial Officer


PAUL CLARK

     Mr. Clark is the founder of B.G. Banking Equipment, Inc. (Formerly AAA Alarms and Services, Inc., March 1977) He is also the President and CEO of Financial Building Equipment Exchange, Inc. He has worked in a variety of management and sales positions in the electronic security and banking equipment industries as well as the U.S. Navy. His education and training were from several technical schools including an Industrial Electronics degree received in 1970. Mr. Clark also received medical electronics specialist training as an interior communication electrician with the United States Naval Submarine Service. Mr. Clark also attends specialized educational courses annually to stay current in the field of security.

ROBERTA CLARK

     Ms. Clark has been a director, the secretary and Vice President of the Company since May, 1998. From 1977 to 1998, Ms. Clark served in similar positions at AAA Alarms. She attended Colorado State University in Fort Collins, Colorado. In 1962 she received a B.A. in Art and in 1966 a Masters Degree in Art.

ALBERT E. BLAKENSHIP

     Mr. Blakenship is and has been since at least 1990 a practicing accountant. He has extensive financial experience in a variety of industries, with both publicaly and privately held corporations. He also managed financial and tax affairs for a variety of corporate clients. Mr. Blakenship received his B.S. in Business Administration from Bowling Green (KY) College of Commerce, and is a retired U.S. Army officer. He holds certificate #871 for state board of accountancy effective 2-14-62.



ITEM 10. EXECUTIVE COMPENSATION

     On June 1, 1998, the Company agreed to Pay Mr. Paul Clark a salary of $130,000 plus vacation time, health benefits and reimbursement for out of pocket expensesMr. Paul Clark, President of the Company received an aggregate salary of $129,600 consisting of cash payments of $33,600 and the Company has accrued $96,000 for the year ended May 31, 1999.

     Roberta Clark, Secretary to the Company received a salary of $21,600 plus vacation and health benefits.

     No other officer has received a salary in excess of $100,000.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the share ownership, as of May 31, 1999, of those persons known to Registrant to be the beneficial owners of more than 5% of Registrant's common stock, $.Ol par value, and by Re-gistrant's officers and directors:


                                            Number of                           Percentage
Name                                        Shares                              of shares
                                            Owned                               owned


Paul Clark                                  6,631,815                           44.5%
1985 Claypool Alvaton Rd.
Bowling Green,  Kentucky 42101

Roberta Clark                               6,631,815                           44.5%
1985 Claypool Alvaton Rd.
Bowling Green,  Kentucky 42101

Albert Blankenship                          131,320                             0.8%
628 Sherwood Drive
Bowling Green,  Kentucky 42101




Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Following are the related party transactions during the fiscal year ended May 31, 1999.



         a. Leased Office Space

     The Company has entered into a three year lease with Paul Clark, President of the Company beginning August 1, 1998, for the lease of an aggregate of 23,976 square feet of office and warehouse space located at Building 1535 Memphis Junction Road, Bowling Green, Kentucky, 42101 for a monthly rent of $ 5,000 per month.

     Rent paid pursuant to this lease agreement for the year ending May 31, 1999 is $60,000.


         b. Officer Salaries

     Mr. Paul Clark, President of the Company received an aggregate salary of $129,600 consisting of cash payments of $33,600 and the Company has accrued $96,000 for the year ended May 31, 1999.

     Roberta Clark, Secretary to the Company and Mr. Clark's wife, received a salary of $21,600 plus vacation and health benefits.


         c. Due to Related Parties

     Certain officers of the Company have the following amounts due as of August 31, 1997 and May 31, 1998 aggregating $34,081 and $133,844 respectively. These amounts are payable on demand without interest.

         d. Managerial Relationship

     Mr. Paul Clark is the President of both the Company, B.G. Banking and FBEE. Paul and Roberta Clark are husband and wife.

         e. Change in Managerial Control

     On May 3, 1998, The Company entered into an Agreement with B.G. Banking and FBEE, pursuant these affiliated entities controlled my Paul and Roberta Clark exchanged all the issued and outstanding shares of common stock of these entities for 11,282,250 shares of Maritime's common stock.

         f. Purchase of Inventory from Paul Clark

     In May, 1999, the Company purchased inventory that was personally owned by Paul Clark aggregating $295,067. The purchase price represented the historical price paid by Paul Clark for the inventory. The purchase price owed to Mr. Clark was offset by monies owed to the Company by Mr. Clark aggregating $59,249 and offsetting various non performing loans receivable by two entities aggregating $37,246. The balance due Mr. Clark at May 31, 1999 is 198,572.




Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

          (a) All required exhibits are incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 1998.

          (b) the company's Form 8-K reporting a change in control as of June 1, 1998 and filed in October, 1998, is incorporated herein by reference.


                                      THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (973) 790-8775
                               Fax (973) 790-8845

To The Board of Directors and Shareholders of Maritime Transport & Technology, Inc.

I have audited the accompanying balance sheet of Maritime Transport & Technology, Inc. as of May 31, 1999 and the related statements of operations, cash flows and shareholders' equity for the years ended May 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maritime Transport & Technology, Inc. as of May 31, 1999 and the results of its operations, shareholders equity and cash flows for the years ended May 31, 1998 and 1999 in conformity with generally accepted accounting principles.




                                                     /s/ Thomas Monahan
                                                     Thomas P. Monahan, CPA
September 8, 1999
Paterson, New Jersey


                       MARITIME TRANSPORT & TECHNOLOGY, INC.
                                   BALANCE SHEET
                                   May 31, 1999

                             Assets
Current assets
  Cash and cash equivalents                                                     122,161
  Accounts receivable                                                           397,467
  Prepaid expenses                                                                1,600
  Inventory                                                                     508,017
  Federal corporate incomes tax receivable                                        8,925
                                                                                -------
  Current assets                                                              1,038,170


Property and equipment-net                                                      35,702


Other assets
  Security de[posits                                                            805
  Notes receivable                                                              34,490
                                                                                ------
Total other assets                                                              68,540
                                                                                ------

Total assets                                                                 $1,105,167
                                                                             ==========

                       Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                                        $232,595
  Customer deposits payable                                                      70,123
  Bank Loans payable                                                              7,268
  Corporate taxes payable                                                        13,027
  Officer loan payable                                                          174,527
  Investor loans payable                                                         38,400
                                                                                -------
  Total current liabilities                                                     535,940

Long term liabilities
  Bank loans payable - net of short term portion                                  8,274
                                                                                -------
Total liabilities                                                               544,214


Stockholders' equity
  Common Stock authorized 80,000,000shares, $0.01 Par value each.
At May 31, 1999 there are 14,787,955 shares outstanding.                        147,881
Additional paid in capital                                                      866,935
Retained earnings deficit                                                      (453,863)
                                                                               --------
Total stockholders' equity                                                      560,953
Total liabilities and stockholders' equity                                   $1,105,167
                                                                             ==========

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                                         For the           For the
                                                                        year ended        year ended
                                                                          May 31,           May 31,
                                                                           1998              1999
Revenue                                                                           $-0-       $1,933,737

Costs of goods sold                                                                -0-          999,847

Gross profit                                                                       -0-          933,890

Operations:
  General and administrative                                                        53          738,717
  Non cash expenses                                                                             200,000
  Depreciation and  amortization                                                                 46,367
                                                                     ----                        ------
  Total expense                                                                     53          985,084

Loss  from operations before corporate income taxes                               (53)         (51,194)

Corporate State  income taxes                                                                    13,027
                                                                                                 ------
Loss from operations net of corporate income taxes                                (53)         (64,221)

Other income and expenses
  Interest income                                                                                 3,220
  Interest expenses                                                                             (6,437)
Total other Income                                                                             $(3,217)

Net income (loss)                                                                $(53)        $(67,438)
                                                                                 ====-        =========

Net income (loss)  per share -basic                                             $(.00)           $(.01)
                                                                                                 ======
Number of shares outstanding-basic                                          14,455,705       14,787,955
                                                                            ==========       ==========














                    See accompanying notes to financial statements.



                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                              For the             For the
                                                             year ended          year ended
                                                              May 31,             May 31,
                                                                1998                1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $(53)            $(67,438)
  Non cash transactions                                                                  200,000
  Depreciation                                                                            46,367
  Accounts receivable                                                                   (87,381)
  Prepaid expenses                                                                         (400)
  Inventory                                                                            (337,222)
  Accounts payable and accrued expenses                                                  (3,318)
  Customer deposits payable                                                                8,717
  Corporate taxes payable                                                                 11,447
                                                          ----                            ------
TOTAL CASH FLOWS FROM OPERATIONS                                       (53)            (229,228)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                                                   265,878
  Sale of common stock                                                                   169,000
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                               434,878

CASH FLOWS FROM INVESTING ACTIVITIES
  Note receivable                                                                         13,200
  Purchase of fixed assets                                                              (38,026)
  Note receivable non affiliated party                                                   (2,991)
  Bank loans payable                                                                   (107,651)
  Investor loans payable                                                                (93,100)
                                                                                        -------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                             (228,568)

NET INCREASE (DECREASE) IN CASH                                        (53)             (22,918)
CASH BALANCE BEGINNING OF PERIOD                                        -0-              145,079
                                                                        ---              -------
CASH BALANCE END OF PERIOD                                             $53              $122,161
                                                                       ====

Non cash activities
Issuance of shares of common stock in consideration for                                $200,000
                                                                                       ========
consulting fees


                    See accompanying notes to financial statements.


                                 MARITIME TRANSPORT & TECHNOLOGY, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                                                                 Retained
                                Common Stock    Common Stock    Additional       earnings
Date                                                          paid in capital     deficit        Total
----                                                          ---------------     -------        -----
Open balances June 1, 1998          15,130,705       $151,308        $494,508      $(386,425)     $259,391
Issuance of shares for                 100,000          1,000         199,000                      200,000
consulting fees
Sale of shares                         232,250          2,323         166,677                      169,000
Cancellation of shares               (675,000)        (6,750)           6,750                          -0-
Net loss                                                                             (67,438)     (67,438)
                                               ---------------                       --------     --------


Balances May 31, 1999              14,787,955       $147,881        $866,935        (453,863)    $560,953
                                   ===========      =========       =========       =========    ========

                    See accompanying notes to financial statements.

                            MARITIME TRANSPORT & TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999

         Note 1 - Formation of Company and Issuance of Common Stock

         a. Formation and  Description of the Company

     Maritime Transport & Technology, Inc. (the "Company"), was formed under the laws of the State of New York on June 26, 1968 and authorized to issue to 80,000,000 shares of common stock, $.01 par value. On May 31, 1998, the Company completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc., ("FBEE"), Kentucky corporations. The Company is in the business of buying, selling, trading and refurbishing of financial equipment for banks and other financial institutions

         b. Issuance of Common Stock

         The Company has issued an aggregate of 100,000 shares of common stock pursuant to an S-8 Stock option plan as follows: 50,000 shares of common stock to Irv Fisher and 50,000 shares to Allen Sanders in consideration for consulting services valued at an aggregate of $200,000.

         In January, 1999, the Company received back for cancellation 675,000 shares of common stock that were issued as part of the acquisition of B.G. Banking and FBEE and to be distributed to Andrew Seim, Alexander C.
Brosda and George Berglietner.

         As of May 31, 1999, the Company has sold through two private placement offerings an aggregate of 232,250 shares of common stock for an aggregate consideration of $169,000 consisting of 42,500 shares of common stock sold at and aggregate of $42,500 or $1.00 each per share and 189,750 shares of common stock sold for an aggregate of $126,500 or $0.67 each per share.

         As of May 31, 1999, the Company has sold an additional 38,400 shares of common stock for an aggregate consideration of $38,400. These shares were issued subsequent to the date of the financial statements.

         Note 2-Summary of Significant Accounting Policies

         a. Basis of Financial Statement Presentation

     The consolidated financial statements of the Company presented consist of the balance for the Company of as of May 31, 1999, and the balance sheet for B.G. Banking and FBEE as of May 31, 1999 and the related consolidated statements of operations, retained earnings and cash flows for the year ended May 31, 1999 for the Company, and the related statements of operations, retained earnings and cash flows for the year ended May 31, 1999 for B.G. Banking and FBEE.




         b. Cash and Cash Equivalents

     The Company treats cash equivalents which includes temporary investments with a maturity of less than three months as cash.

         c.  Inventory

     Inventory has been recorded at the lower of cost or market under the first-in-first-out method. Inventory components for B.G. Banking and FBEE as of May 31, 1999 were goods available for sale aggregating $33,730 and 474,286 respectively.

         d. Earnings per share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into shares of common stock. As of May 31, 1999, there no are matters that would effect the number of shares of common stock outstanding.

    Shares used in calculating basic and diluted net income per share were as follows:

                                                                May 31,             May  31,
                                                                  1998                  1999
                                                                                ------------
---------

Shares used in calculating per share
amounts - Basic    (Weighted average
common shares outstanding)                                   14,455,705(1)           14,787,955

Effect of shares sold but
not issued as of May 31, 1999                                                            38,400
                                                              -------------        -------------
Total                                                         14,455,705           14,826,355
                                                              ========         ========

(1) Gives retroactive effect to the cancellation of 675,000 shares of common stock in January, 1999.

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

         g. Asset Impairment

    The Company adopted the provisions of SFAS No. 121, Accounting for the impairment of long lived assets and for long-lived assets to be disposed of effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.
Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. There was no effect of such adoption on the Company's financial position or results of operations.

    h. Significant Concentration of Credit Risk

    At May 31, 1999, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

    i. Recent Accounting Standards

    Accounting for Derivative Instruments and Hedging Activities

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. It is effective for all fiscal years beginning after June 15, 1999. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not currently engage in derivative trading or hedging activity. The Company will adopt SFAS 133 in the fiscal year ending December 31, 2000, although no impact on operating results or financial position is expected.

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

         Note 3 - Acquisition of Subsidiaries

         On May 3, 1998, The Company entered into an Agreement with B.G. Banking and FBEE, pursuant to which the Company and an affiliated entity controlled my Paul and Roberta Clark exchanged all the issued and outstanding shares of common stock of these entities for 11,282,250 shares of Maritime's common stock. The shares of common stock were released from escrow on May 31, 1998.

     The transaction has been accounted for as a reverse acquisition and using the purchase method of accounting with historic costs being the basis of valuation, and accordingly, the accompanying financial statements include the results of operations of the consolidated operations from the effective date of the acquisition May 31, 1998.

         In a separate private transaction, the principals of the Company acquired on in December, 1997 27,943,370 shares of Maritime's common stock, which subsequently reverse split in a ratio of 10 to 1 on April 14, 1998.

         Note 4 - Related Party transactions

         a. Leased Office Space

         The Company has entered into a three year lease with Paul Clark, President of the Company beginning August 1, 1998, for the lease of an aggregate of 23,976 square feet of office and warehouse space located at Building 1535 Memphis Junction Road, Bowling Green, Kentucky, 42101 for a monthly rent of $ 5,000 per month.

         Rent paid pursuant to this lease agreement for the year ending May 31, 1999 is $60,000.





         b. Officer Salaries

         Mr. Paul Clark, President of the Company received an aggregate salary of $129,600 consisting of cash payments of $33,600 and the Company has accrued $96,000 for the year ended May 31, 1999.

         Roberta Clark, Secretary to the Company received a salary of $21,600 plus vacation and health benefits.

         No other officer has received a salary in excess of $100,000.

         c. Due to Related Parties

     Certain officers of the Company have the following amounts due as of August 31, 1997 and May 31, 1998 aggregating $34,081 and $133,844 respectively. These amounts are payable on demand without interest.

         d. Managerial Relationship

     Mr. Paul Clark is the President of both the Company, B.G. Banking and FBEE. Paul and Roberta Clark are husband and wife.

         e. Change in Managerial Control

     On May 3, 1998, The Company entered into an Agreement with B.G. Banking and FBEE, pursuant these affiliated entities controlled my Paul and Roberta Clark exchanged all the issued and outstanding shares of common stock of these entities for 11,282,250 shares of Maritime's common stock.

         f. Purchase of Inventory from Paul Clark

         In May, 1999, the Company purchased inventory that was personally owned by Paul Clark aggregating $295,067. The purchase price represented the historical price paid by Paul Clark for the inventory. The purchase price owed to Mr. Clark was offset by monies owed to the Company by Mr. Clark aggregating $59,249 and offsetting various non performing loans receivable by two entities aggregating $37,246. The balance due Mr. Clark at May 31, 1999 is 198,572.

         g. Accrued Wages

         On June 1, 1998, the Company agreed to Pay Mr. Paul Clark a salary of $130,000 plus vacation time, health benefits and reimbursement for out of pocket expenses. As of May 31, 1999, the Company has paid Mr. Clark a salary of $33,600 and accrued a liability for salary payable of $96,400.


         Note 5 - Property Plant and Equipment

         Property Plant and Equipment consists of the following at May, 31, 1999:

                  Equipment and tools                         $116,443
                  Vehicles and trucks                           165,569
                  Furniture and fixtures                          33,563
                  Leasehold improvements                 18,822
                                                              -----------
                  Total                                       $334,397
                  Less accumulated depreciation       298,695
                                                              -----------
                  Property Plant and Equipment -net    $  35,702
                                                              =======

             Note 6 - Bank Loans Payable

         Total amount due banks for vehicle loans at May 31, 1999               $15,542
         Less current portion due                                                 7,268
                                                                              ---------
         Long term amount due                                                  $  8,274
                                                                                 ======
         Bank loans aggregating $15,542 at May 31, 1999 are as follows:

        a. Loans Due South Central Bank of Bowling Green, Inc.

     B.G. Banking is obligated to repay a loan payable to the South Central Bank of Bowling Green, Inc. in the principal amount of $8,052 in 36 equal monthly installments of $263.54 beginning January 16, 1998 with interest at 11%. The balance due at May 31, 1999 is $4,570. The loan is secured by a 1992 Ford truck.

     B.G. Banking is obligated to repay a loan payable to the South Central Bank of Bowling Green, Inc. in the principal amount of $14,052 in 40 equal monthly installments of $342.66 beginning June 20, 1998 with interest at 7.75%. The balance due at May 31, 1999 is $10,973. The loan is secured by a 1995 Buick Park Avenue.

        Note 7 - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of May 31, 1998 and 1999, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At May 31, 1999, the Company has net operating loss carry forwards for income tax purposes of $453,863. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of May 31, 1999 are as follows:

 Deferred tax asset:
 Net operating loss carry forward                              $  154,313
 Valuation allowance                                                 $( 154,313)
                                                                     -----------
 Net deferred tax asset                                             $     -0-

     The Company recognized no income tax benefit for the loss generated for the year ended May 31, 1998 and 1999.

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

       Note 8 - Commitments and  Contingencies

         a. Financial consulting Agreements

     During the year, the Company entered into various financial consulting agreements with various clients under similar terms and conditions. As of May 31, 1998, all financial consulting relationships had been completed.

         b.  Private Placement - B.G. Banking

         Prior to the Company's reverse acquisition of B.G. Banking and FBEE, B.G. Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the Company's acquisition, the purchasers of shares of comon stock were offered and received sharesof common stock in the Company at a ratio of 1 share of B.G. Banking to 1.5 shares of the Company's common stock. The Company has issued 189,750 shares of common stock in satisfaction of the subscription agreements at a value of $0.67 per share.

         Two of the  Company's  directors,  Andrew  Seim and  Alexander  Brosda, acting and individually and acting as principals of Taurus Investments International, Inc. ( a Bermuda corporation) (together "Taurus"), acting as Directors of B.G. Banking prior to its acquisition by the Company and subsequent to the acquisition becoming Directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of common stock of B.G. Banking for an aggregate consideration of $304,500.
Taurus has remitted to B.G. Banking and the Company a net proceeds of $109,673.05 and claims the difference of $194,826 be retained by Taurus as payment for expenses and commissions. Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold.

         The Company intends to enter into a lawsuit with Taurus demanding the balance of $194,826 that was improperly withheld be remitted to the Company and that Taurus disclose the names of the persons and the number of shares of common stock sold to these individuals. As of May 31, 1999, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common purchased.

         Based upon the accounting provided by Taurus to the Company, the Company may be liable for the issuance of up to 329,500 shares of common stock if and when Taurus substantiates their representation as to the number of shares of common stock sold and the aggregate consideration.

         The Company may also be forced to defend itself against actions to be brought by unknown subscribers to shares of common stock of B.G. Banking whose purchase price has never been disclosed or delivered to the Company. The Company is aware of one alleged purchaser who claims to have delivered funds to Taurus and whose funds where apparently not turned over to the Company. In the opinion of management, the Company has no liability to such purchasers and intends to vigorously defend and such actions, if and when brought.

         Subsequent to the date of the financial statements, the Company has received approximately $42,000 from Taurus relating to the purchase of shares by an unknown investor. The Company is holding this money in escrow pending disposition.

         As of May, 31, 1999, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

         c. Private Placement

         The Company is offering 2,000,000 shares of common stock at $1.00 per share on a "best efforts basis".

         As of May 31, 1999, the Company sold 42,500 shares of common stock for an aggregate consideration of $42,500.

         The Company has reserved 1,957,500 shares of common stock pending the completion of the private placement.

        Note 9 - Business and Credit Concentrations

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




DATE:  September 23, 1998             By: /s/ Paul Clark
                                         PAUL CLARK
                                         President, Chief Executive Officer



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:  September 23, 1998             By: /s/ Paul Clark
                                         PAUL CLARK
                                         President, Director