Form 10-Q
period 1999-08-31
MARITIME TRANSPORT & TECHNOLOGY INC
filed 1999-11-02
CIK 27850

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

        Yes   X     No

        The Company had  14,826,455  shares of common stock outstanding

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended August 31, 1999 included herein have been prepared by Maritime Transport & Technology, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of August 31, 1999, and the results of operations and cash flows for the three month periods ended August 31, 1998 and 1999.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal years ended May 31, 1998 and 1999.




                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                                                                   August 31,
                                                                     May 31, 1999     1999
                                                                                    Unaudited
                               Assets
Current assets
  Cash and cash equivalents                                              $122,161      $140,492
  Accounts receivable                                                     397,467       482,778
  Prepaid expenses                                                          1,600         1,600
  Inventory                                                               508,017       525,257
  Federal corporate incomes tax receivable                                  8,925         7,344
                                                                            -----         -----
  Current assets                                                        1,038,170     1,157,471

Property and equipment-net                                                 35,702        38,239

Other assets
  Security deposits                                                           805           805
  Notes receivable                                                         30,490       41,137
                                                                           ------       ------
Total other assets                                                         68,540       41,942
                                                                           ------       ------
Total assets                                                          $1,105,167     $1,237,652
                                                                      ===========    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                  $232,595      $275,807
  Customer deposits payable                                                70,123        65,574
  Bank Loans payable                                                        7,268         7,268
  Corporate taxes payable                                                  13,027         4,000
  Officer loan payable                                                    174,527       175,490
  Investor loans payable                                                 38,400 ~       57,000
                                                                         -------        ------
  Total current liabilities                                               535,940       584,139

Long term liabilities
  Bank loans payable - net of short term portion                            8,274        14,299
                                                                            -----        ------
Total liabilities                                                         544,214       599,438

Stockholders' equity
  Common Stock authorized  80,000,000  shares,  $0.01 Par value each. At May 31,
1999 and August 31, 1999, there are 14,787,955 and
14,826,455  shares outstanding respectively.                              147,881       148,265
Additional paid in capital                                                866,935       905,050
Retained earnings deficit                                               (453,863)     (415,101)
                                                                        -------       ---------
Total stockholders' equity                                                 560953      638,214
                                                                           ------      -------
Total liabilities and stockholders' equity                            $1,105,167     $1,237,652
                                                                      ===========    ==========




                See accompanying notes to financial statements.
                                       F1


                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    Unaudited
                                                                        For the three    For the three
                                                                         months ended    months ended
                                                                          August 31,      August 31,
                                                                             1998            1999
Revenue                                                                       $357,611          $396,605

Costs of goods sold                                                            121,301           202,123
                                                                               -------           -------

Gross profit                                                                   236,310           194,482

Operations:
  General and administrative                                                   237,703           144,859
  Depreciation and  amortization                                                                  12,000
                                                                        ----------                ------
  Total expense                                                                237,703           156,859

Loss  from operations before corporate income taxes                            (1,393)            37,623


Other income and expenses
 Gain o sale of assets                                                          19,000
  Interest income                                                                   83             1,842
  Interest expenses                                                            (2,176)             (703)
                                                                               -------             ----
Total other Income                                                              16,907             1,139

Net income (loss)                                                             $15,513            $38,762
                                                                              ========           =======

Net income (loss)  per share -basic                                               $.00              $.00
                                                                                  ====              ====
Number of shares outstanding-basic                                         15,130,705         14,787,955
                                                                           ===========        ==========

                 See accompanying notes to financial statements.
                                       F2




                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited
                                                                           For the three   For the three
                                                                           months ended    months ended
                                                                          August 31, 1998 August 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                             $(99,860)         $38,762
  Non cash transactions
  Depreciation                                                                                     12,000
  Accounts receivable                                                           (127,907)        (85,311)
  Prepaid expenses                                                                (1,200)
  Inventory                                                                       (9,404)        (17,240)
  Federal Corporate income taxes receivable                                                         1,581
  Accounts payable and accrued expenses                                            84,612          43,212
  Customer deposits payable                                                        12,853         (4,549)
  Corporate taxes payable                                                        (24,960)
                                                                                 --------
TOTAL CASH FLOWS FROM OPERATIONS                                                (119,310)        (21,572)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans payable-investors                                                         131,500
  Note payable- bank                                                              122,368
  Bank loans payable                                                                                6,025
  Officer loan payable                                                                                963
  Sale of common stock                                                                            38,500
                                                                             ------------         ------

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                        253,868          39,463

CASH FLOWS FROM INVESTING ACTIVITIES
  Note receivable                                                                                (10,647)
  Purchase of fixed assets                                                       (39,682)        (14,537)
  Note receivable  affiliated party                                              (16,055)
  Note receivable non affiliated party                                            (4,423)
  Investor loans payable                                                                           18,600
                                                                           -----------             ------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                       (60,160)           (559)
NET INCREASE (DECREASE) IN CASH                                                    74,398          18,331
CASH BALANCE BEGINNING OF PERIOD                                                  70,681         122,161
                                                                                  -------        -------
CASH BALANCE END OF PERIOD                                                      $145,079        $140,492
                                                                                =========       ========
Non cash activities
Issuance of shares of common stock in consideration for consulting fees


                 See accompanying notes to financial statements
                                       F1

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                                                                 Retained
                                Common Stock    Common Stock    Additional       earnings
Date                                                          paid in capital     deficit        Total
----                                                          ---------------     -------        -----
Open balances June 1, 1998          15,130,705       $151,308        $494,508      $(386,425)     $259,391
Issuance of shares for                 100,000          1,000         199,000                      200,000
consulting fees
Sale of shares                         232,250          2,323         166,677                      169,000
Cancellation of shares               (675,000)        (6,750)           6,750                          -0-
Net loss                                                                             (67,438)     (67,438)
                                               ---------------                       --------     --------


Balances May 31, 1999               14,787,955       $147,881        $866,935       (453,863)     $560,953

Unaudited
Sale of shares                          38,500            385          38,115                       38,500
Net profit                                                                            38,762       38,762
                                               ---------------                        -------      ------


Balances August 31, 1999           14,826,455       $148,265        $905,050       $(415,101)    $638,214
                                   ===========      =========       =========      ==========    ========

                 See accompanying notes to financial statements
                                       F1



                     MARITIME TRANSPORT & TECHNOLOGY, INC.
                              NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS ENDED AUGUST 31, 1999

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Maritime Transport & Technology, (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10-Ksb for the year ended May 31, 1999.

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

Shares used in calculating basic and diluted net income per share were as follows:

                                    For the three months   For the three months
                                       months ended          months ended
                                        August 31,             August 31,
                                           1998                  1999
                                       -------------       --------------
 Total number common
shares outstanding                       15,130,705                     14,787,955



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


4. Private Placements


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

     As of August 31, 1999, the Company has sold an additional 15,000 shares of common stock for an aggregate consideration of $15,000.

     As of August 31, 1999, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

         c. Private Placement

          The Company is offering 2,000,000 shares of common stock at $1.00 per share on a "best efforts basis".

          As of May 31, 1999, the Company sold 42,500 shares of common stock for an aggregate consideration of $42,500.

          As of August 31, 1999, the Company has sold an additional 15,000 shares of common stock for an aggregate consideration of $15,000.

          The Company has reserved 1,942,500 shares of common stock pending the completion of the private placement









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

    Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, order cancellations or order rescheduling or remanufacturing or delays. The Company purchases and resells new merchandise and remanufactures and ships its other products shortly after receipt of orders and has not developed a significant backlog for such products and does not anticipate it will develop a material backlog for such products in the future.

    Because the Company is continuing to increase its operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or are subject to delays. The Company has incurred losses due to the payment of consulting fees and the issuance of shares of common stock in consideration for consulting expenses charged to operations in lieu of the payment of cash for the year ended May 31, 1999.

The Company may not sustain revenue growth or return to profitability on a quarterly or annual basis and its operating results may not be consistent with predictions made by securities analysts. For the three months ended August 31, 1999, the Company has a pre-tax profit of $38,762. The Company has sufficient tax loss carryforwards to offset the tax liability from this profit.corporate tax liability




RESULTS OF OPERATIONS

         The following table sets forth operating data as a percentage of net sales:

                                                                THREE MONTHS ENDED AUGUST 31,
                                                                         ------------------------------
                                                                                      1998        1999
                                                                         ----------- ----------- -------
                Net sales.....................................                   100.0%        100%
                Cost of sales.................................                   33.9%
50.9%
---           -----
                Gross profit..................................                   66.1%       49.1%
                Operating expenses:
                  Selling, general and administrative.........         66.5%       36.5%
                  Depreciation ........................................           -0-%          3.0%
                                                                                         -----       -----
                   Total operating expenses..................             66.5%       39.5%
                Income (loss)  from operations......................  (0.4)%         9.5%

             Corporate State Taxes                                        -0-%         -0-%
                Other income, net.................................              4.7%        0.3%
                                                                                          ----           ---
                Net loss..................................................            4.3%        9.8%

                                                                                        ---         ----
                                                                       ---          ---         ----

Results of operations for the three months ended August 31, 1999 as compared to the three months ended August 31, 1998.

     -
- -----------------------------------------------------------------------------
Revenues were $396,605 for the three months ended August 31, 1999 as compared to $357,611 for the three months ended August 31, 1998. Costs of goods sold and related expenses for the three months ended August 31, 1999, were $202,123 as compared to $121,301 for the three months ended August 31, 1998 representing a cost of goods sold and related expenses of 33.9% and 50.9% respectively for the three months ended August 31, 1999 and 1998

     General and administrative costs for the three months ended August 31, 1999 were $144,859 an decrease of $92,844 over expenses of $237,703, for the three months ended August 31, 1998.The decrease is the result of a reduction in consulting fees that were experienced in the same period August 31, 1998.



Results of operations for the three months ended August 31, 1998 as compared to the three months ended August 31, 1997.

     -
- -----------------------------------------------------------------------------
Revenues were $357,611 for the three months ended August 31, 1998 as compared to $-0- for the three months ended August 31, 1997. Costs of goods sold and related expenses for the three months ended August 31, 1998, were $121,301 as compared to $0 for the three months ended August 31, 1997 representing a cost of goods sold and related expenses of 33.92% for the three months ended August 31, 1998 as compared to 0% for the three months ended August 31, 1997.

     General and administrative costs for the three months ended August 31, 1998 were $237,703, an increase of 100.0% over expenses of $-0- for the three months ended August 31, 1997.



   BENEFIT (PROVISION) FOR INCOME TAXES. As a result of the pre-tax loss recorded for the year ended May 31, 1999, the Company not recorded a benefit for Federal income taxes of $154,313 offseting a corporate tax liability of $13,166. Instead the Company recognized no income tax benefit from the loss generated in the year ended May 31, 1999 and August 31, 1999. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided. The Company will continue to assess the likelihood of realization of such assets; however, if future events occur which make the realization of such assets more likely than not, the Company will record a tax benefit. The Company is liable for the payment of a Corporate Kentucky State on tangible assets.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements. Since its reorganization, the Company has raised over $ 222,500 in cash proceeds from the private placement of equity securities and $175,490 from officer loans.

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

    During the three months ended August 31, 1999, the Company had negative cash flow from operations of $21,572 because of an increase in accounts receivable of $85,311, inventory of $17,240, an increase in accounts payable and accrued expenses of $43,212. Customer deposits payable decreased $4,549.

Other significant business activities affecting cash included the purchase of fixed assets of $14,537, an increase of Notes receivable non affiliated party of $10,647 and the conversion of investor loans payable into shares of common stock aggregating $38,500; and an increase in bank loans payable of $6,025; an increase in officer loan payable of $963.

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



                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     As at August 31, 1999 and the filing date hereof, no material legal proceedings were pending to which the Registrant or any of its property is subject, nor to the knowledge of the Registrant are such legal proceedings threatened.

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

     The Company intends to enter into a lawsuit with Taurus demanding the balance of $194,826 that was improperly withheld be remitted to the Company and that Taurus disclose the names of the persons and the number of shares of common stock sold to these individuals. As of August 31, 1999, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common purchased.



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




                                  Maritime Transport & Technology, Inc.
                                      (Registrant)

                                    By: /s/Paul Clakr
                                       ------------------
                                       Paul Clark
                                       PRESIDENT


 Dated: November 1, 1999