Form 10-K/A
period 1999-05-31
MARITIME TRANSPORT & TECHNOLOGY INC
filed 2000-12-08
CIK 27850

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A

                   Annual Report Under Section 13 or 15(D)
                    of the Securities Exchange Act of 1934


               May 31, 1999                          0-8880
         (For the fiscal year ended)         (Commission file no.)

                     MARITIME TRANSPORT & TECHNOLOGY, INC.
            (Exact name of Registrant as specified in its charter)

               New York                                 11-2196303
    (State or other jurisdiction of                  (I.R.S. employer
    incorporation or organization)                   Identification No.)


               1535 Memphis Junction Road
                    Bowling Green, KY             42101
             (Address of principal office)     (Zip code)

                                (502) 781-8453
             (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value per share


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes____      No  X

                      $1,088,285 as of September 13, 1999
                  (Aggregate market value of the voting stock
                     held by non-affiliates of registrant)


             14,787,955 shares, $.01 par value, as of May 31, 1999
(Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (973) 790-8775
                               FAX (973) 790-8845

To the Shareholders and Board of Directors
Maritime Transport & Technology, Inc.

I have audited the accompanying consolidated balance sheets of Maritime Transport & Technology, Inc. and Subsidiaries as of May 31, 1998 and 1999 and the related consolidated statements of operations, cash flows and shareholders' equity for the year ended August 31, 1997, for the nine months ended May 31, 1998, and for the year ended May 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

       I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

       In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maritime Transport & Technology, Inc. and Subsidiaries as of May 31, 1998 and 1999 and the consolidated results of their operations and their cash flows for the year ended August 31, 1997, for the nine months ended May 31, 1998 and for the year ended May 31, 1999, in conformity with generally accepted accounting principles.

/s/ Thomas P. Monahan

Thomas P. Monahan, CPA
September 8, 1999
Paterson, New Jersey

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                             MAY 31, 1998 AND 1999

                                                                                       May 31,           May 31,
                                                                                        1998              1999
                                                                                        ----              ----
                                  ASSETS
Current assets
  Cash and cash equivalents                                                          $   75,589        $  122,161
  Accounts receivable                                                                   310,085           397,467
  Prepaid expenses                                                                        1,200             1,600
  Inventory                                                                             170,795           508,017
  Federal corporate incomes tax receivable                                                8,925             8,925
                                                                                     ----------        ----------
  Current assets                                                                        566,594         1,038,170

Property and equipment-net                                                               44,043            35,702

Other assets

  Deferred offering costs                                                                45,108
  Loan receivable - shareholder                                                          91,352
  Loan receivable - non affiliate                                                        40,699            30,490
  Security deposits                                                                         805               805
                                                                                     ----------        ----------
Total other assets                                                                      177,964            31,295
                                                                                     ----------        ----------
Total assets                                                                         $  788,601        $1,105,167
                                                                                     ==========        ==========




Current liabilities
  Accounts payable and accrued expenses                                              $  199,991        $  245,622
  Customer deposits payable                                                              61,406            70,123
  Bank loans payable                                                                    109,338             7,268
  Officer loan payable                                                                                    174,527
  Investor loans payable                                                                131,500            38,400
                                                                                     ----------        ----------
  Total current liabilities                                                             502,235           535,940

Long term liabilities
  Bank loans payable - net of short term portion                                         13,855             8,274
                                                                                     ----------        ----------
Total liabilities                                                                       516,090           544,214

Stockholders' equity
  Common stock authorized 80,000,000 shares, $0.01 Par value each.
   At May 31, 1998 and 1999, there are 15,130,705 and 14,787,955 shares
   outstanding respectively                                                             151,307           147,880
Additional paid in capital                                                                                313,201
Retained earnings                                                                       121,204            99,872
                                                                                     ----------        ----------
Total stockholders' equity                                                              272,511           560,953
                                                                                     ----------        ----------
Total liabilities and stockholders' equity                                           $  788,601        $1,105,167
                                                                                     ==========        ==========

                See accompanying notes to financial statements.

                                       F1

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       For the
                                               For the year          nine months         For the year
                                                  ended                 ended                ended
                                                August 31,              May 31,              May 31,
                                                   1997                  1998                 1999
                                                   ----                  ----                 ----
Revenue                                        $  1,401,301         $  1,065,802         $  1,933,737

Costs of goods sold                                 700,494              465,015              999,847
                                               ------------         ------------         ------------

Gross profit                                        700,807              600,787              933,890

Operations:
  General and administrative                        606,916              637,315              705,638
  Non cash payments for consulting fees                                                       200,000
  Depreciation and  amortization                     33,208               45,938               46,367
                                               ------------         ------------         ------------

  Total expense                                     640,124              683,253              952,005

Profit (loss)  from operations                 $     60,683         $    (82,466)        $    (18,115)

Other income and expenses
  Interest income                                     2,107                2,646                3,220
  Interest expenses                                  (3,710)              (6,922)              (6,437)
                                               ------------         ------------         ------------
Total                                                (1,603)        $     (4,276)              (3,217)

Net income (loss)                              $     59,080         $    (86,742)        $    (21,332)
                                               ============         ============         ============

Net income (loss)  per share -basic            $       0.00         $       (.01)        $       (.00)
                                               ============         ============         ============
Number of shares outstanding-basic               15,130,705           15,130,705           14,899,455
                                               ============         ============         ============

                See accompanying notes to financial statements.

                                       F2

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      For the
                                                 For the year       nine months       For the year
                                                   ended               ended             ended
                                                  August 31,          May 31,           May 31,
                                                    1997               1998              1999
                                                    ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $  59,080         $ (86,742)        $ (21,332)
  Non cash consulting fees                                                              200,000
  Depreciation and amortization                      33,208            45,938            46,367
  Accounts receivable                               (62,542)         (127,907)          (87,382)
  Prepaid expenses                                                     (1,200)             (400)
  Inventory                                         (39,698)           (9,404)         (138,650)
  Federal corporate taxes receivable                  8,009               618
  Accounts payable and accrued expenses             127,668            22,152            45,631
  Customer deposits payable                          (9,171)           12,853             8,717
                                                  ---------         ---------         ---------
TOTAL CASH FLOWS FROM OPERATIONS                    116,554          (143,692)           52,951

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                3,000                             108,006
  Bank loans payable                                (45,425)          122,368          (107,651)
  Investor loans payable                                               86,392            61,782
                                                  ---------         ---------         ---------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES          (42,425)          208,760            62,137

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan receivable shareholder                       (11,080)
  Purchase of fixed assets                          (41,130)          (39,682)          (38,026)
  Notes receivable affiliate                                          (16,055)
  Note receivable non affiliated party              (13,422)           (4,423)          (30,490)
                                                  ---------         ---------         ---------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES          (65,632)          (60,160)          (68,516)

NET INCREASE IN CASH                                  8,497             4,908            46,572
CASH BALANCE BEGINNING OF PERIOD                     62,184            70,681            75,589
                                                  ---------         ---------         ---------
CASH BALANCE END OF PERIOD                        $  70,681         $  75,589         $ 122,161
                                                  =========         =========         =========

Non cash activities

Issuance of shares of common stock
  for conversion of investors loans
  payable                                                                             $ 154,882

Increase in investor loans payable
  in consideration for consulting
  fees                                                              $  45,108

Purchased inventory in exchange for (i)
  assignment of due from shareholder of
  $91,352; (ii) assignment of loan
  receivable of $40,699; and (iii)
  incurrence of officer loan payable of
  $66,561 as of May 31, 1999.

Conversion of investor loans payable
 to common stock                                                                      $  93,100

                See accompanying notes to financial statements.

                                       F3

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                 Additional
                                                                                   paid in         Retained
                                          Common Stock       Common Stock          capital         earnings             Total
Balances September 1, 1996                11,282,250         $   112,822               -0-        $   148,866        $   261,688
Net profit                                                                                             59,080             59,080
                                          -----------        -----------       -----------        -----------        -----------
Balances August 31, 1997                  11,282,250             112,822               -0-            207,946            320,768
Issuance of shares in connection
with acquisition                           3,848,455              38,485               -0-                -0-             38,485
Net loss                                                                                             (86,742)            (86,742)
                                         -----------         -----------       -----------        -----------        -----------

Balances May 31, 1998                     15,130,705             151,307               -0-            121,204            272,511
Issuance of shares for consulting
fees                                         100,000               1,000           199,000                               200,000
Conversion of debt into shares               232,250               2,323           107,451                               109,774
Cancellation of shares                      (675,000)             (6,750)            6,750                                   -0-
Net loss                                                                                             (21,332)            (21,332)
                                         -----------         -----------       -----------        -----------        -----------

Balances May 31, 1999                     14,787,955         $   147,880         $ 313,201        $    99,872        $   560,953
                                         ===========         ===========         =========        ===========        ===========

                See accompanying notes to financial statements.

                                       F4

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1998 AND 1999


     NOTE 1 - FORMATION OF COMPANY AND ISSUANCE OF COMMON STOCK



         a. Formation and Description of the Company



         Maritime Transport & Technology, Inc. ("Maritime") was formed under the laws of the State of New York on June 26, 1968 and authorized to issue to 80,000,000 shares of common stock, $.01 par value. On May 31, 1998, Maritime completed the acquisition of B.G. Banking Equipment, Inc. ("B.G. Banking") and Financial Building Equipment Exchange, Inc. ("FBEE"), Kentucky corporations, in exchange for 11,282,250 shares of its common stock. The aforementioned transaction has been accounted for as a reverse merger involving a shell company, effectively a recapitalization of B.G. Banking Equipment, Inc. and Financial Building Equipment Exchange, Inc. (the operating companies/accounting acquirers). Accordingly, the historical financial statements of the operating companies are presented as the historical financial statements of the registrant. The results of operations of Maritime (legal acquirer) are included in the consolidated financial statements since May 31, 1998, the date of the merger. The Company is in the business of buying, selling, trading and refurbishing of financial equipment for banks and other financial institutions.

         b. Issuance of Common Stock

         In December 1998, the Company issued an aggregate of 100,000 shares of common stock pursuant to an S-8 Stock option plan as follows: 50,000 shares of common stock to Irv Fisher and 50,000 shares to Allen Sanders in consideration for consulting services valued at an aggregate of $200,000.

         In January 1999, the Company received for cancellation 675,000 shares of common stock that were issued as part of the acquisition of B.G. Banking and FBEE and to be distributed to Andrew Seim, Alexander C. Brosda and George Berglietner.

         As of May 31, 1999, the Company sold through two private placement offerings an aggregate of 232,250 shares of common stock for an aggregate net consideration of $109,774 consisting of 42,500 shares of common stock sold for an aggregate of $42,500 or $1.00 each per share and 189,750 shares of common stock sold for an aggregate of $67,274 or $0.67 each per share.


     NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Basis of Financial Statement Presentation

         The acquisition of B.G Banking and FBEE by Maritime (collectively, the "Company") has been accounted for as a reverse merger involving a shell company, effectively a recapitalization of B.G. Banking and FBEE (the operating companies/accounting acquirers). Accordingly, the historical financial statements of the operating companies are presented as the historical financial statements of the registrant. The results of operations of Maritime (legal acquirer) are included in the consolidated financial statements since May 31, 1998, the date of the merger.

         b. Cash and Cash Equivalents

         The Company treats cash equivalents, which includes temporary investments with a maturity of less than three months as cash when purchased with cash.

         c.  Inventory

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1998 AND 1999


         Inventory has been recorded at the lower of cost or market under the first-in-first-out method. Inventory components for B.G. Banking and FBEE as of May 31, 1999 were goods available for sale.

         d. Earnings per share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into shares of common stock. As of May 31, 1999, there were no dilutive securities.

         e. Revenue recognition

         Revenue is recognized when products are shipped or services are rendered.

         f. Customer Deposits

         Customer deposits represent monies advanced by customers at the time orders were placed. The amount of the deposit is used to reduce the customer's accounts receivable balance at the time of shipment of the order. At May 31, 1998 and 1999, there were $61,406 and $70,123, respectively, in advance deposits received from customers for orders to be filled.

         g.  Federal Corporate Incomes Tax Receivable

         The balance of taxes receivable consists of amounts that were overpaid to the United States government with the Federal Income Tax return filed for August 31, 1997. This amount was received subsequent to May 31, 1999.

         h.  Use of Estimates

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

         i. Asset Impairment

         The Company adopted the provisions of SFAS No. 121, Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. There was no effect of such adoption on the Company's financial position or results of operations.

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1998 AND 1999


         j. Significant Concentration of Credit Risk


         At May 31, 1999, the Company has reduced its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

         k. Income taxes:

         The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.


         l. Recent Accounting Standards

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


     NOTE 3 - ACQUISITION OF SUBSIDIARIES

         On May 3, 1998, the Company entered into an Agreement with B.G. Banking and FBEE, pursuant to which the Company and an affiliated entity controlled by Paul and Roberta Clark exchanged all the issued and outstanding shares of common stock of these entities for 11,282,250 shares of Maritime's common stock. The shares of common stock were released from escrow on May 31, 1998.

         The transaction has been accounted for as the issuance of shares of common stock by a private company for the net assets of Maritime, accompanied by a recapitalization. Accordingly, the financial statements of the registrant, Maritime, became the consolidated financial statements of B.G. Banking and FBEE.

     NOTE 4 - NOTES RECEIVABLE

         a. Loans receivable - nonaffiliates

         As of May 31, 1998 and 1999, the Company is due an aggregate of $40,699 and $30,490, respectively, from various parties as follows:

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1998 AND 1999


         As of May 31, 1998 and 1999, a balance of $36,789 and $26,580 respectively due from Morgan Glass & Mirror ("Morgan") consisting of monies advanced to Morgan on January 1, 1997 with interest of 10.5% and payable on demand. This amount is collateralized by the underlying accounts receivable of Morgan.

         A balance of $3,910 from Mr. James Howel due on demand with interest of 10%.

         b. Loan receivable - shareholder

         As of May 31, 1998, Paul Clark was obligated to repay monies advanced to him by the Company. This amount is due without interest and on demand. Such amount was repaid to the Company in 1999.

     NOTE 5 - RELATED PARTY TRANSACTIONS

         a. Leased Office Space

         The Company has entered into a three-year lease with Paul Clark, President of the Company beginning August 1, 1998, for the lease of an aggregate of 23,976 square feet of office and warehouse space located at Building 1535 Memphis Junction Road, Bowling Green, Kentucky, 42101 for a monthly rent of $ 5,000 per month.

         Rent paid pursuant to this lease agreement for the year ended May 31, 1999 is $60,000.

         b. Officer Salaries

         Mr. Paul Clark, President of the Company received an aggregate salary of $129,600 consisting of cash payments of $33,600.

         Roberta Clark, Secretary to the Company received a salary of $21,600 plus vacation and health benefits.

         No other officer has received a salary in excess of $100,000.

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1998 AND 1999



         c. Officer Loan Payable - Purchase of Inventory from Paul Clark

         In May 1999, the Company purchased inventory that was personally owned by Paul Clark aggregating $295,067. This purchase price represents the cost price paid by Paul Clark for the inventory. Monies owed to the Company by Mr. Clark aggregating $83,294 and offsetting various non-performing loans receivable by two entities aggregating $37,246 offset the purchase price owed to Mr. Clark. The balance due Mr. Clark as an Officer Loan Payable at May 31, 1999 is $174,527.

         NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                     May 31,       May 31,
                                      1998          1999
                                      ----          ----
Equipment and tools                 $ 90,492      $116,443
Vehicles and trucks                  165,569       165,569
Furniture and fixtures                33,563        33,563
Leasehold improvements                13,745        18,822
                                    --------      --------
Total                                303,369       334,397
Less accumulated depreciation        259,326       298,695
and amortization                    --------      --------
Property and equipment, net         $ 44,043      $ 35,702
                                    ========      ========

     NOTE 7 - BANK LOANS PAYABLE

         a. Loans Due South Central Bank of Bowling Green, Inc.

Total amount due banks for vehicle loans at May 31, 1999        $ 15,542
Less current portion due                                           7,268
                                                                --------
Long term amount due                                            $  8,274
                                                                ========
Total amount due banks for vehicle loans at May 31, 1998        $123,193
Less current portion due                                         109,338
                                                                --------
Long term amount due                                            $ 13,855
                                                                ========

         Bank loans aggregating $15,542 at May 31, 1999 are as follows:

        FBEE is obligated to repay a loan payable to the South Central Bank of Bowling Green, Inc. in the principal amount of $8,052 in 36 equal monthly installments of $263.54 beginning January 16, 1998 with interest at 11%. The balance due at May 31, 1998 and 1999 is $7,076 and $4,570, respectively. The loan is secured by a 1992 Ford truck.

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1998 AND 1999


         FBEE is obligated to repay a loan payable to the South Central Bank of Bowling Green, Inc. in the principal amount of $14,052 in 40 equal monthly installments of $342.66 beginning June 20, 1998 with interest at 7.75%. The balance due at May 31, 1999 and 1998 is $10,972 and $14,052 respectively. The loan is secured by a 1995 Buick Park Avenue.

         FBEE is obligated to repay a loan payable to the South Central Bank of Bowling Green, Inc. having the principal loan balance amount of $1,564 at May 31, 1998 with monthly installments of $343. The loan is secured by a Ford F250 truck.

          b. First American National Bank

         FBEE has a $150,000 line of credit with the First American National Bank with interest at prime plus 2%. As of May 31, 1998 and 1999, FBEE is obligated to repay a balance of $100,500 and $-0- respectively. Interest is billed monthly. The line of credit is secured personally by the residence of Paul and Roberta Clark.

     NOTE 8 - INCOME TAXES

         As of May 31, 1998 and 1999, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

         At May 31, 1999, the Company has net operating loss carry forwards for income tax purposes of $196,892. These carryforward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent. Federal corporate income taxes receivable of $8,925 at May 31, 1999 and 1998 was collected subsequent to May 31, 1999.

         The components of the net deferred tax asset as of May 31, 1999 are as follows:

Net operating loss carry forward        $ 66,943
Valuation allowance                      (66,943)
                                        --------
Net deferred tax asset                  $     --
                                        ========

         The Company recognized no income tax benefit for the loss generated for the years ended May 31, 1998 and 1999.


     NOTE 9 - COMMITMENTS AND CONTINGENCIES

         a.  Private Placement - B.G. Banking

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1998 AND 1999


         Prior to Maritime's reverse acquisition of B.G. Banking and FBEE, B.G. Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the Company's acquisition, the purchasers of shares of common stock were offered and received shares of common stock in the Company at a ratio of 1 share of B.G. Banking to 1.5 shares of the Company's common stock. The Company has issued 189,750 shares of common stock in satisfaction of the subscription agreements at a value of $0.67 per share.

         Two of the Company's directors, Andrew Seim and Alexander Brosda, acting and individually and acting as principals of Taurus Investments International, Inc. (a Bermuda corporation) (together "Taurus"), acting as Directors of B.G. Banking prior to its acquisition by the Company and subsequent to the acquisition becoming Directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of common stock of B.G. Banking for an aggregate consideration of $304,500. Taurus has remitted to B.G. Banking and the Company net proceeds of $109,673 (of which $86,391 was received in 1998 and $23,282 was received in 1999) and claims the difference of $194,826 be retained by Taurus as payment for expenses and commissions. Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold.

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

         Based upon the accounting provided by Taurus to the Company, the Company may be liable for the issuance of up to 329,500 shares of common stock if and when Taurus substantiates their representation as to the number of shares of common stock sold and the aggregate consideration. This number of shares represents the number of shares admittedly sold by Taurus for which the purchasers have as yet remained unidentified.

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

         As of May 31, 1999, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

         b. Private Placement and Investor Loans Payable

         As of May 31, 1998 and 1999, Investor loans payable were $131,500 and $38,400 respectively. These amounts represent shares of common stock sold at $1.00 per share sold as of these dates, but remain undelivered by the Company.

         The Company offered 2,000,000 shares of common stock at $1.00 per share on a "best efforts basis."

         As of May 31, 1998, the Company had sold 131, 500 shares of common stock for an aggregate consideration of $131,500 for which delivery of the shares representing 93,100 shares or an aggregate of $93,100 was effectuated in the next fiscal year.

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1998 AND 1999


         As of May 31, 1999, the Company sold an aggregate of 80,900 shares of common stock for an aggregate consideration of $80,900 of which 42,500 shares were issued as of May 31, 1999 and 38,400 shares were issued subsequent to the date of the financial statements. The $38,400 representing the sale of 38,400 shares of common stock has been reflected as Investor Loans Payable until such time as the shares of common stock have been issued. Subsequent to the date of the financial statements, the 38,400 shares of common stock were issued.

         The Company has reserved 1,957,500 shares of common stock pending the completion of the private placement.

         c. Consulting Agreement Al Sander

         On November 15, 1998, the Company entered into a consulting agreement with Mr. Al Sander to provide advisory services relating to certain financial, management and public relations matters for a period of six months. As compensation for these services, Mr. Sanders will receive the right to participate in the Company's Employee Stock Option Program and receive the right to purchase 90,000 shares of common stock at a price of $0.01 per share 50,000 shares of common stock were issued and registered on January 21, 1999 on Form S-8. The Company recognized a charge to operations of $100,000 or $2.00 per share as the value of the services rendered.

         d. Consulting Agreement with Comprehensive Capital

         On December 15, 1998, the Company entered into a consulting agreement with Irving Fisher of Comprehensive Capital to provide advisory services relating to certain financial, management and public relations matters for a period of six months. As compensation for these services, Mr. Sanders will receive the right to participate in the Company's Employee Stock Option Program and receive the right to purchase 10,000 shares of common stock at a price of $0.01 per share. These shares will be deemed earned when issued and received by Mr. Sanders. The agreement was subsequently amended to award Mr. Sanders 50,000 shares as compensation for the services rendered. On January 21, 1999, 50,000 shares of common stock were issued and registered on Form S-8. The Company recognized a charge to operations of $100,000, or $2.00 per share as the value of the services rendered.

     NOTE 10 - BUSINESS AND CREDIT CONCENTRATIONS

         The amount reported in the financial statements for cash and trade accounts receivable approximates fair market value.

         Financial instruments that potentially subject the company to credit risk consist principally of trade receivables. Collateral is generally not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

         Maritime Transport & Technology, Inc. ("Maritime") was established in 1968. Maritime remained dormant for many years until it entered into an Agreement with B.G. Banking Equipment, Inc. ("B.G. Banking") and Financial Building Equipment Exchange, Inc. ("FBEE"), Kentucky corporations,controlled by Paul and Roberta Clark, pursuant to which Maritime exchanged 11,282,250 shares of common stock for all the issued and outstanding shares of common stock of these entities. The aforementioned transaction has been accounted for as a reverse merger involving a shell company, effectively a recapitalization of B.G. Banking and FBEE (the operating companies/accounting acquirers). Accordingly, the historical financial statements of the operating companies are presented as the historical financial statements of the registrant. The results of operations of Maritime (legal acquirer) are included in the consolidated financial statements since May 31, 1998, the date of the merger. The Company (which consists of B.G. Banking, FBEE, and Maritime) is now in the business of buying, selling, trading and refurbishing of financial equipment for banks and other financial institutions. The Company markets the products throughout the United States primarily through direct sales to financial institutions and other distributors supported by the Company's direct sales force and soliciting new contacts through its presence on the Internet.

         The Company anticipates that its results of operations may fluctuate in the foreseeable future due to several factors, including whether and when new products at competitive prices are obtained and sources of good used banking and banking related equipment and furniture available at favorable prices; market acceptance of current or new products, delays, or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, competitive pressures on average selling prices and changes in the mix of products sold.

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

LITIGATION

         As of the date of these financial statements, the Company was not involved in any litigation.

RESULTS OF OPERATIONS

         The following table sets forth operating data as a percentage of net sales:

                                                   August 31,       May 31,         May 31,
                                                      1997           1998            1999
                                                      ----           ----            ----
Net sales                                              100.0%         100.0%          100.0%
Cost of sales                                           50.0%          43.6%           51.7%
                                                   ---------      ---------       ---------
Gross profit                                            50.0%          56.4%           48.3%
                                                   ---------      ---------       ---------
Operating expenses:
  Selling, general and administrative                   43.3%          59.8%           36.5%
  Non cash payments for consulting services              0.0%           0.0%           10.3%
  Depreciation and amortization                          2.4%           4.3%            2.4%
                                                   ---------      ---------       ---------
  Total operating expenses                              45.7%          64.1%           49.2%
                                                   ---------      ---------       ---------
Income (loss) from operations                            4.3%          (7.7)%          (0.9)%
Other expense, net                                       0.1%           0.4%            0.2%
                                                   ---------      ---------       ---------
Net income (loss)                                        4.2%          (8.1)%          (1.1)%
                                                   =========      =========       =========

         Results of operations for the nine months ended May 31, 1998 as compared to the year ended August 31, 1997.

         The fiscal year ended May 31, 1998 consisted of nine months resulting from B.G. Banking Equipment, Inc., and Financial Building Equipment Exchange, Inc., changing its fiscal year end from August 31 to May 31 to conform to the fiscal year end of the Company.

         For the nine months ended May 31, 1998, the Company generated net sales of $1,065,802 as compared to $1,401,301 for the year ended August 31, 1997 representing a decrease of $335,499. The Company's cost of goods sold for the nine months ended May 31, 1998 was $465,015 as compared to $700,494 for the year ended August 31, 1997. The Company's gross profit on sales was $600,787 for the nine months ended May 31, 1998 as compared to $700,807 for the year ended August 31, 1997. The decrease in sales is the direct result of the change in the fiscal year ends creating shortfall of 3 months in sales for the fiscal year end May 31, 1998. The ratio in gross profit was reduced from 50.0% for the year end August 31, 1997 as compared to a gross profit percentage of 56.4%. The reduction is a direct result of the product mix for the products sold being higher in refurbished equipment than new equipment sales. The cost of purchasing and refurbishing equipment for resale is significantly lower then the cost of purchasing new equipment.

         General and administrative costs for the nine months ended May 31, 1998 was $637,315 as compared to $606,916 for the year ended August 31, 1997 representing an increase of $30,399. These increased general and administrative costs were undertaken to create the infrastructure necessary to meet the Company's marketing and production goals. As an outgrowth of increasing equipment sales the Company expects general and administrative costs to continue to increase but at a slower rate. As a percent of sales, this cost increased during the current year and is expected to continue it's increase with anticipated sales growth through the fiscal year.

         Results of operations for the year ended May 31, 1999 as compared to the nine months ended May 31, 1998.

         For the year ended May 31, 1999, the Company generated net sales of $1,933,737 as compared to $1,065,802 for the nine months ended May 31, 1998 representing a increase of $867,935. The Company's cost of goods sold for the year ended May 31, 1999 was $999,847 as compared to $465,015 for the nine months ended May 31, 1998. The Company's gross profit on sales was $933,890 for the year ended May 31, 1999 as compared to $600,787 for the nine months ended May 31, 1998. The increase in sales is the direct result of increase market penetration and having established an internet presence allowing customers to have direct on-line access to inventory availability and have access to images of the products they are interested in purchasing. Costs of good sold was slightly higher than then the costs of goods sold for the previous period as a result of a higher ratio of the sale of new equipment to used equipment sold for the period. Gross profit correspondingly decreased. The cost of purchasing and refurbishing equipment for resale is significantly lower than the cost of purchasing new equipment.

         General and administrative costs for the year ended May 31, 1999 was $705,638 as compared to $637,315 for the nine months ended May 31, 1998 representing an increase of $68,323. These increased general and administrative costs were undertaken to create the infrastructure necessary to meet the Company's marketing and production goals. As an outgrowth of increasing equipment sales the Company expects general and administrative costs to continue to increase but at a slower rate. As a percent of sales, this cost increased 10.7% during the current year and is expected to continue its increase with anticipated sales growth. General and administrative expenses were further increased with payments for financial consulting fees and legal fees associated with the sale of the Company's private placement

BENEFIT (PROVISION) FOR INCOME TAXES

         As a result of the pre-tax loss recorded for 1999, the Company did not recorded a benefit for Federal income taxes. Instead the Company recognized no income tax benefit from the losses generated in the year ended May 31, 1999. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided. The Company will continue to assess the likelihood of realization of such assets; however, if future events occur which make the realization of such assets more likely than not, the Company will record a tax benefit. The Company is liable for the payment of a Corporate Kentucky State on tangible assets.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on net proceeds from the private placements. Since its reorganization, the Company has raised over $169,000 in cash proceeds from the private placement of equity securities and $174,527 from officer loans. The Company also has a $150,000 line of credit with a bank with interest at prime plus 2.0%, guaranteed by certain stockholders. No amounts were outstanding under this line at May 31, 1999.

         During the year ended May 31, 1999, $52,951 was provided by operating activities, principally due to an increase in inventory and accounts receivable, offset by non cash expenses. Financing activities provided $62,137 consisting of offsetting changes in borrowings and the sale of common stock. Investing activities used $68,516 of cash, consisting principally of purchases of fixed assets and advances to non-affiliates.

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

         This schedule contains summary financial information extracted from financial statements for the twelve month period ended May 31, 1999 and is qualified in its entirety by reference to such financial statements.

                     MARITIME TRANSPORT & TECHNOLOGY, INC.
         UNAUDITED PROFORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited proforma condensed consolidated statement of operations presents the acquisition of all outstanding shares of B.G. Banking and Equipment, Inc. (B.G. Banking) and Financial Building Equipment Exchange, Inc.
(FBEE) by Maritime Transport & Technology, Inc. (Maritime) in exchange for 11,282,250 shares of Maritime.

The transaction has been reflected as a reverse acquisition of Maritime, a shell company, effectively a recapitalization of B.G. Banking and FBEE (the operating companies/accounting acquirers).

An unaudited proforma condensed consolidated balance sheet is not presented herein as the consolidated balance sheet as of May 31, 1998 includes the accounts of the accounting acquirers and Maritime.

The unaudited proforma condensed consolidated statement of operations gives effect to the acquisition as if it occurred on August 1, 1997. The information shown is based on numerous assumptions and estimates and is not necessarily indicative of the results of future operations of the combined entities or the actual results that would have occurred had the transactions occurred on August 1, 1997.

The accompanying unaudited proforma condensed consolidated statement of operations should be read in conjunction with the consolidated financial statements of the registrant included in the 1998 and 1999 Forms 10-K.

                     MARITIME TRANSPORT & TECHNOLOGY, INC.
       UNAUDITED PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE NINE MONTHS ENDED MAY 31, 1998

                                                     Maritime                          Financial                       Consolidated
                                                    Transport &     B.G. Banking       Building                          Maritime
                                                    Technology        Equipment        Equipment                        Transport &
                                                        Inc.             Inc.        Exchange Inc.     Adjustments      Technology
Revenue                                                $-0-           $869,482          $196,320                         $1,065,802

Costs of goods sold                                     -0-            393,008            72,007                            465,015
                                                                      --------          --------                         ----------
Gross profit                                            -0-            476,474           124,313                            600,787

Operations:
   General and administrative                            53            474,922           162,393           (53)             637,315
   Depreciation and amortization                        -0-             24,983            20,955                             45,938
                                                       ----           --------          --------                         ----------
   Total expense                                         53            499,905           183,348           (53)             683,253

Profit (loss) from operations before corporate          (53)            (3,431)          (59,035)                           (82,466)
income taxes

Corporate income taxes

Other income and expenses
   Interest income                                                       2,244               402                              2,646
   Interest expenses                                                                      (6,922)                            (6,922)
                                                                                        --------                         ----------
Total other income                                                       2,244            (6,520)                           $(4,276)

Net income (loss)                                      $(53)          $(21,187)         $(65,555)          $53             $(86,742)
                                                       ====           ========          ========           ===           ==========

Net income (loss) per share - basic                                                                                           $(.01)
                                                                                                                              =====

Number of shares outstanding - basic                                                                                     15,130,705
                                                                                                                         ==========



                See accompanying notes to financial statements.

                                       F1

                     MARITIME TRANSPORT & TECHNOLOGY, INC.
              NOTES TO PROFORMA CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1998


NOTE 1 -- GENERAL

     On May 3, 1998, the Company entered into an Agreement with B.G. Banking and FBEE, pursuant to which the Company and an affiliated entity controlled by Paul and Roberta Clark exchanged all the issued and outstanding shares of common stock of these entities for 11,282,250 shares of Maritime's common stock. The shares of common stock were released from escrow on May 31, 1998. The accompanying unaudited proforma condensed consolidated statement of operations presents the acquisition of all outstanding shares of B.G. Banking Equipment, Inc. (B.G. Banking) and Financial Building Equipment Exchange, Inc. (FBEE) by Maritime Transport & Technology, Inc. (Maritime) in exchange for 11,282,250 shares of Maritime.

     The transaction has been reflected as a reverse acquisition of Maritime, a shell company, effectively a recapitalization of B.G. Banking and FBEE (the operating companies/accounting acquirers).

                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Maritime Transport & Technology, Inc.
                                            (Registrant)


                                         By: /s/ Paul Clark
                                             ---------------------
                                             Paul Clark, President

Dated:  December 7, 2000