Form 10-Q/A
period 1999-08-31
MARITIME TRANSPORT & TECHNOLOGY INC
filed 2000-12-11
CIK 27850

                     U.S.SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.20549

                                   FORM 10-Q/A
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

                For the quarterly period ended August 31, 1999.


[ ] Transition report pursuant to Section 13 or 15(d) of the Secturies
                             Exchange Act of 1934.


                       For the transition period from To


                         Commission File Number:0-8880


                     MARITIME TRANSPORT & TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                New York                           11-2196303
 (State of jurisdiction of                     (L.R.S. Identification No.)
                    incorporation or organization)




          1535 Memphis Junction Road, Bowling Green, Kentucky, 42101.
                    (Adress of principal executive offices)


                                 (502)781-8453
              (Registrant's telephone number, including area code)



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

     Yes            No X

     The Company had 14,826,455 shared of common stock outstanding as of August 31, 1999.

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET



                                                                                        May 31,             August 31,
                                                                                          1999                1999
                                                                                       ----------          ----------
                                                                                                            Unaudited
                               ASSETS
Current assets
  Cash and cash equivalents                                                            $  122,161          $  140,492
  Accounts receivable                                                                     397,467             482,778
  Prepaid expenses                                                                          1,600               1,600
  Inventory                                                                               508,017             525,257
  Federal corporate incomes tax receivable                                                  8,925               7,344
                                                                                       ----------          ----------
  Current assets                                                                        1,038,170           1,157,471

Property and equipment-net                                                                 35,702              38,239

Other assets
  Security deposits                                                                           805                 805
  Notes receivable                                                                         30,490              41,137
                                                                                       ----------          ----------
Total other assets                                                                         31,295              41,942
                                                                                       ----------          ----------
Total assets                                                                           $1,105,167          $1,237,652
                                                                                       ==========          ==========


                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                                $  245,622          $  279,807
  Customer deposits payable                                                                70,123              65,574
  Bank loans payable                                                                        7,268               7,268
  Officer loan payable                                                                    174,527             175,490
  Investor loans payable                                                                   38,400              57,000
                                                                                       ----------          ----------
  Total current liabilities                                                               535,940             585,139

Long term liabilities
  Bank loans payable - net of short term portion                                            8,274              14,298
                                                                                       ----------          ----------
Total liabilities                                                                         544,214             599,437

Stockholders' equity
  Common stock authorized 80,000,000 shares, $0.01 Par value each. At May 31,
1999 and August 31, 1999, there are 14,787,955 and
14,826,455 shares outstanding respectively.                                               147,880             148,265
Additional paid in capital                                                                313,201             351,316
Retained earnings                                                                          99,872             138,634
                                                                                       ----------          ----------
Total stockholders' equity                                                                560,953             638,215
                                                                                       ----------          ----------
Total liabilities and stockholders' equity                                             $1,105,167          $1,237,652
                                                                                       ==========          ==========



                See accompanying notes to financial statements.

                                       F1

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                      For the three          For the three
                                                                      months ended           months ended
                                                                       August 31,             August 31,
                                                                          1998                   1999
                                                                      ------------           ------------
Revenue                                                               $    357,611           $    396,605

Costs of goods sold                                                        121,301                202,123
                                                                      ------------           ------------

Gross profit                                                               236,310                194,482

Operations:
  General and administrative                                               217,819                144,859
  Depreciation and  amortization                                            11,000                 12,000
                                                                       -----------           ------------
  Total expense                                                            228,819                156,859

Income from operations                                                       7,491                 37,623


Other income and expense
  Gain on sale of assets                                                    19,000
  Interest income                                                               83                  1,842
  Interest expense                                                          (2,176)                  (703)
                                                                      ------------           ------------
Total other income                                                          16,907                  1,139
                                                                      ------------           ------------
Net income                                                            $
                                                                            24,398           $     38,762
                                                                      ============           ============

Net income per share-basic                                            $        .00           $        .00
                                                                      ============           ============
Weighted-average number of shares outstanding-basic                     15,130,705             14,826,455
                                                                      ============           ============


                See accompanying notes to financial statements.


                                       F2

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                   For the three       For the three
                                                   months ended         months ended
                                                     August 31,          August 31,
                                                        1998                1999
                                                     ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $  24,398           $  38,762
  Depreciation and amortization                         11,000              12,000
  Accounts receivable                                 (194,357)            (85,311)
  Prepaid expenses                                      (6,200)
  Inventory                                             78,190             (17,240)
  Federal corporate income taxes receivable                                  1,581
  Accounts payable and accrued expenses                 47,598              34,185
  Customer deposits payable                             27,400              (4,549)
                                                     ---------           ---------
TOTAL CASH FLOWS FROM OPERATIONS                       (11,971)            (20,572)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans payable-investors                                                   18,600
  Bank loans payable                                    (2,082)              6,024
  Sale of shares of common stock                                            38,500
  Officer loan payable                                   8,485                 963
                                                     ---------           ---------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES              10,567              64,087

CASH FLOWS FROM INVESTING ACTIVITIES
  Note receivable                                                          (10,647)
  Purchase of fixed assets                             (33,574)            (14,537)
  Deferred offering costs                               45,108
  Note receivable non affiliated party                 (20,120)
                                                     ---------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES              (8,586)            (25,184)

NET INCREASE (DECREASE) IN CASH                         (9,990)             18,331
CASH AND CASH EQUIVALENTS BALANCE
  BEGINNING OF PERIOD                                   75,589             122,161
                                                     ---------           ---------
CASH AND CASH EQUIVALENTS BALANCE
  END OF PERIOD                                      $  65,599           $ 140,492
                                                     =========           =========

Non cash activities
  Purchase of inventory from related party           $  91,357


                 See accompanying notes to financial statements


                                       F3

                                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                                 (Unaudited)

                                           Common             Common          Additional          Retained
Date                                       Stock              Stock         paid in capital       earnings             Total
----                                       -----              -----         ---------------       --------             -----
Balances May 31, 1999                    14,787,955        $   147,880        $   313,201        $    99,872        $   560,953

Conversion of debt into shares               38,500                385             38,115                                38,500
Net profit                                                                                            38,762             38,762
                                        -----------        -----------        -----------        -----------        -----------
Balances August 31, 1999                 14,826,455        $   148,265        $   351,316        $   138,634        $   638,215
                                        ===========        ===========        ===========        ===========        ===========


                 See accompanying notes to financial statements


                                       F4

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

2. NET INCOME PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the total number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could dilute the shares in computing the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into common stock. As of August 31, 1998 and 1999 and for the periods then ended, there were no dilution securities outstanding.


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


4. Private Placements

      Two of the Company's directors, Andrew Seim and Alexander Brosda, acting and individually and acting as principals of Taurus Investments International, Inc. ( a Bermuda corporation) (together "Taurus"), acting as Directors of B.G. Banking prior to its acquisition by the Company and subsequent to the acquisition becoming Directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of common stock of B.G. Banking for an aggregate consideration of $304,500. Taurus has remitted to B.G. Banking and the Company net proceeds of $109,673 and claims the difference of $194,827 be retained by Taurus as payment for expenses and commissions. Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold.

      The Company intends to enter into a lawsuit with Taurus demanding the balance of $194,827 that was improperly withheld be remitted to the Company and that Taurus disclose the names of the persons and the number of shares of common stock sold to these individuals. As of May 31, 1999, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

      Based upon the accounting provided by Taurus to the Company, the Company may be liable for the issuance of up to 329,500 shares of common stock if and when Taurus substantiates their representation as to the number of shares of common stock sold and the aggregate consideration.

      The Company may also be forced to defend itself against actions to be brought by unknown subscribers to shares of common stock of B.G. Banking whose purchase price has never been disclosed or delivered to the Company. The Company is aware of one alleged purchaser who claims to have delivered funds to Taurus and whose funds where apparently not turned over to the Company. In the opinion of management, the Company has no liability to such purchasers and intends to vigorously defend such actions, if and when brought.

      As of May 31, 1999, the Company has identified shareholders' representing an aggregate of 232,250 shares with an aggregate consideration of $169,000 representing 126,500 shares of certificates in BG Banking's name sold by Taurus and has converted those shares into 189,750 shares of the Company's common stock valued at $126,500 and issued 42,500 shares of the Company's common stock in consideration for $42,500 valued at $1.00 per share.

      Subsequent to the date of the financial statements, the Company has received approximately $42,000 from Taurus relating to the purchase of shares by an unknown investor. The Company is holding this money in escrow as an Investor loan payable pending disposition.

      As of August 31, 1999, the Company has sold an additional 15,000 shares of common stock for an aggregate consideration of $15,000 which was being held in escrow as investor loans payable pending the issuance of the shares.

      As of August 31, 1999, the balance of Investor loans payable was $57,000.

      As of August 31, 1999, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.


      The Company is offering 2,000,000 shares of common stock at $1.00 per share on a "best efforts basis".

      As of August 31, 1999, the Company has sold 15,000 shares of common stock for an aggregate consideration of $15,000 which was being held in escrow as investor loans payable pending the issuance of the shares.

      The Company has reserved 1,942,500 shares of common stock pending the completion of the private placement.

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

OVERVIEW

      Maritime Transport & Technology (the "Company") was established in 1968. The Company remained dormant for many years until the Company completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc., ("FBEE"), Kentucky corporations. The Company is now in the business of buying, selling, and trading both new and refurbishing of financial equipment for banks and other financial institutions. The Company markets the products throughout the United States primarily through direct sales to financial institutions and other distributors supported by the Company's direct sales force and soliciting new contacts through its presence on the Internet.


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

      Because the Company plans to increase its operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or are subject to delays. The Company has incurred losses due to the payment of consulting fees and the issuance of shares of common stock in consideration for consulting expenses charged to operations in lieu of the payment of cash for the year ended May 31, 1999.

The Company may not sustain revenue growth or return to profitability on a quarterly or annual basis and its operating results may not be consistent with predictions made by securities analysts.



RESULTS OF OPERATIONS

      The following table sets forth operating data as a percentage of net sales:

                                          THREE MONTHS ENDED AUGUST 31,
                                          -----------------------------
                                               1998           1999
                                             ------         ------
Net sales ...........................         100.0%           100%
Cost of sales .......................          33.9%          50.9%
                                                            ------
Gross profit ........................          66.1%          49.1%
Operating expenses:
  Selling, general and administrative          60.9%          36.5%
  Depreciation ......................           3.1%           3.0%
                                             ------         ------
    Total operating expenses ........          64.0%          39.5%
Income from operations ..............           2.1%           9.6%
Other income, net ...................           4.7%           0.3%
                                             ------         ------
Net income ..........................           6.8%           9.9%
                                             ======         ======

Results of operations for the three months ended August 31, 1999 as compared to the three months ended August 31, 1998.

-------------------------------------------------------------------------------

Revenues were $396,605 for the three months ended August 31, 1999 as compared to

$357,611 for the three months ended August 31, 1998 reflecting an increase of $38,994 or 10.9% over the same period last year. Costs of goods sold and related expenses for the three months ended August 31, 1999, were $202,123 or 51.0% as compared to $121,301 or 33.9% for the three months ended August 31, 1998 representing a cost of goods sold of $194,482 or 49.0 % and $236,310 or 66.1% respectively for the three months ended August 31, 1999 and 1998. The increase in sales is the direct result of getting the Company's website up allowing customers to see the items that are available for sale. Gross profit was dramatically reduced based upon the ratio of new products sold to refurbished products sold during the three months ended August 31, 1998. The sale of refurbished or used items carries a much higher gross profit then the sale of new items.

     General and administrative costs for the three months ended August 31, 1999 were $144,859 a decrease of $81,844 over expenses of $226,703, for the three months ended August 31, 1998. The expenses for the three months ended August 31, 1998 aggregating $226,703 include a charge for consulting fees essentially to Taurus during the Company's first quarter ended August 31, 1998. The following table reflects the major categories of this cost:

                                             Three months                  Three months
                                                ended                        ended
                                            August 31, 1998             August 31, 1999
                                         Dollars     % of sales       Dollars     % of sales
      Salaries and payroll taxes        $ 90,418        25.3%        $ 86,300        21.8%
      Commission                           7,350         2.1%
      Consulting                          66,295        18.5%
      Insurances                           8,956         2.5%          14,647         3.7%
      Promotion                            4,167         1.2%           4,417         1.1%
      Office expenses                      1,532          .4%           3,229          .8%
      Shop expenses                        2,955          .8%           2,644          .7%
      Travel expenses                      5,355         1.5%           7,526         1.9%
      Rent                                10,045         2.8%           8,500         2.1%
      Building repairs                     1,042          .3%             727          .2%
      Utilities                            1,049          .3%           2,115          .5%
      Telephone                            5,251         1.5%           6,254         1.6%
      Public expenses                      1,488          .4%
      Professional fees                   20,800         5.8%           8,500         2.1%
                                        --------        ----         --------        ----
      Totals                            $226,703        63.4%        $144,859        36.5%


-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically financed its operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements. Since its reorganization, the Company has raised over $222,500 in cash proceeds from the private placement of equity securities and $175,490 from officer loans.

      During the three months ended August 31, 1999, the Company had negative cash flow from operations of $20,572 primarily because of an increase in accounts receivable of $85,311, inventory of $17,240, an increase in accounts payable and accrued expenses of $34,185. Customer deposits payable decreased $4,549.

Other significant business activities affecting cash included the purchase of fixed assets of $14,537 and an increase of Notes receivable non affiliated party of $10,647 and an increase in bank loans payable of $6,024; an increase in officer loan payable of $963.

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

      The Company currently does not have contingency plans in the event it does not complete all phases of the Y2K program. However, management is considering contingency plans, which involve, among other actions, manual workarounds, increasing inventories of key components to the refurbishing process and validating alternate vendors. The Company plans to evaluate the status of the contingency plans by October 1999 and determine whether such plans are necessary.

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