Form 10-Q
period 1999-11-30
MARITIME TRANSPORT & TECHNOLOGY INC
filed 2001-01-18
CIK 27850

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 0-8880


                      MARITIME TRANSPORT & TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEW YORK                           11-2196303
          (STATE OF JURISDICTION OF          (I.R.S. IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)                    |



           1535 MEMPHIS JUNCTION ROAD, BOWLING GREEN, KENTUCKY, 42101.
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (502) 781-8453
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

     Yes            No  X
                       ---

     The Company had 14,941,455 shares of common stock outstanding as of November 30, 1999.

                          ITEM 1. FINANCIAL STATEMENTS

     The condensed financial statements for the periods ended November 30, 1999 included herein have been prepared by Maritime Transport & Technology, Inc., (the "Company") without audit, pursuant 11 to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of November 30 ,1999, and the results of operations and cash flows for the six and three month periods ended November 30, 1998 and 1999.

     The Company's results of operations during the six and three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.

             MARITIME TRANSPORT & TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 30, 1999 AND MAY 31, 1999




                                                                        November           May
         ASSETS                                                         30, 1999        31, 1999
         ------                                                        -----------    ------------
                                                                       (Unaudited)    (See Note 1)
Current assets:
     Cash and cash equivalents                                         $  214,773      $  122,161
     Accounts receivable, net                                             242,438         397,467
     Inventories                                                          691,346         508,017
     Prepaid expenses and other current assets                              1,600          10,525
                                                                       ----------      ----------
              Total current assets                                      1,150,157       1,038,170

Equipment and improvements, net                                            70,739          35,702
Other assets                                                               20,310          31,295
                                                                       ----------      ----------

              Totals                                                   $1,241,206      $1,105,167
                                                                       ==========      ==========



         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                 $   10,497      $    7,268
     Accounts payable and accrued expenses                                258,209         245,622
     Customer deposits payable                                             38,155          70,123
     Advances from principal stockholder                                  229,573         174,527
     Private placement funds in dispute                                    42,000          38,400
                                                                       ----------      ----------
              Total current liabilities                                   578,434         535,940

Long-term debt, net of current portion                                      8,620           8,274
                                                                       ----------      ----------
              Total liabilities                                           587,054         544,214
                                                                       ----------      ----------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value; 80,000,000 shares
         authorized; 14,941,455 and 14,787,955 shares outstanding         149,415         147,880
     Additional paid-in capital                                           490,074         313,201
     Retained earnings                                                     14,663          99,872
                                                                       ----------      ----------
              Total stockholders' equity                                  654,152         560,953
                                                                       ----------      ----------

              Totals                                                   $1,241,206      $1,105,167
                                                                       ==========      ==========




            See Notes to Condensed Consolidated Financial Statements.

             MARITIME TRANSPORT & TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              SIX AND THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                       Six Months Ended                  Three Months Ended
                                                                         November 30,                       November 30,
                                                                   1999              1998              1999              1998
                                                               ------------      ------------      ------------      ------------
Revenue                                                        $    945,907      $    828,925      $    549,302      $    471,314

Cost of goods sold                                                  622,420           372,207           420,297           250,906
                                                               ------------      ------------      ------------      ------------

Gross profit                                                        323,487           456,718           129,005           220,408

Selling, general and administrative expenses                        410,384           374,244           265,525           157,529
                                                               ------------      ------------      ------------      ------------

Income (loss) from operations                                       (86,897)           82,474          (136,520)           62,879
                                                               ------------      ------------      ------------      ------------

Other income (expense):
    Gain on sale of assets                                                             19,000
    Interest income                                                   2,890               239             1,048               156
    Interest expense                                                 (1,202)           (4,744)             (499)           (2,568)
                                                               ------------      ------------      ------------      ------------
       Totals                                                         1,688            14,495               549            (2,412)
                                                               ------------      ------------      ------------      ------------

Income (loss) before income taxes                                   (85,209)           96,969          (135,971)           60,467

Provision for income taxes                                                              6,535                               6,535
                                                               ------------      ------------      ------------      ------------

Net income (loss)                                              $    (85,209)     $     90,434      $   (135,971)     $     53,932
                                                               ============      ============      ============      ============

Basic income (loss) per common share                           $       (.01)     $        .01      $       (.01)             $ --
                                                               ============      ============      ============      ============

Basic weighted average number of common shares outstanding       14,884,713        15,130,705        14,934,607        15,130,705
                                                               ============      ============      ============      ============


            See Notes to Condensed Consolidated Financial Statements.

             MARITIME TRANSPORT & TECHNOLOGY, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED NOVEMBER 30, 1999
                                   (Unaudited)



                                                                               Additional
                                                        Common Stock             Paid-in       Retained
                                                   Shares         Amount         Capital       Earnings          Total
Balance, June 1, 1999                            14,787,955     $  147,880     $  313,201     $   99,872      $  560,953

Proceeds from sale of common stock at
    $1 per share, net of expenses                    53,500            535         49,773                         50,308

Issuance of common stock for consulting fees        100,000          1,000        127,100                        128,100

Net loss                                                                                         (85,209)        (85,209)
                                                 ----------     ----------     ----------     ----------      ----------

Balance, November 30, 1999                       14,941,455     $  149,415     $  490,074     $   14,663      $  654,152
                                                 ==========     ==========     ==========     ==========      ==========




            See Notes to Condensed Consolidated Financial Statements.

             MARITIME TRANSPORT & TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (Unaudited)




                                                                              1999           1998
Operating activities:
     Net income (loss)                                                     $ (85,209)     $  90,434
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                         7,680         22,000
         Issuance of common stock for services                               128,100
         Provision for doubtful accounts                                      71,960
         Changes in operating assets and liabilities:
              Accounts receivable                                            155,029        (49,360)
              Inventories                                                   (183,329)       (67,888)
              Prepaid expenses and other current assets                        8,925          6,155
              Accounts payable, accrued expenses and other
                  current liabilities                                         12,587        (76,723)
              Customer deposits payable                                      (31,968)        19,804
                                                                           ---------      ---------
                      Net cash provided by (used in) operating
                      activities                                              83,775        (55,578)
                                                                           ---------      ---------

Investing activities:
     Proceeds from notes receivable - affiliate                                              91,351
     Notes receivable - nonaffiliate, net                                    (60,975)       (32,184)
     Purchase of equipment and improvements                                  (34,593)        (4,496)
                                                                           ---------      ---------
                     Net cash provided by (used in) investing activities     (95,568)        54,671
                                                                           ---------      ---------

Financing activities:
     Advances from principal stockholder                                      55,046         12,323
     Private placements funds in dispute                                       3,600          8,000
     Repayments of long-term debt                                             (4,549)      (100,575)
     Net proceeds from private placements                                     50,308
                                                                           ---------      ---------
                    Net cash provided by (used in) financing activities      104,405        (80,252)
                                                                           ---------      ---------

Net increase (decrease) in cash and cash equivalents                          92,612        (81,159)
Cash and cash equivalents, beginning of period                               122,161        145,079
                                                                           ---------      ---------

Cash and cash equivalents, end of period                                   $ 214,773      $  63,920
                                                                           =========      =========

Supplemental disclosure of cash flow information:

     Interest paid                                                         $   1,202      $   4,744
                                                                           =========      =========

Supplemental disclosure of noncash investing and financing activities:

     Equipment and improvements financed, in part, with debt               $   8,124
                                                                           =========



            See Notes to Condensed Consolidated Financial Statements.

             MARITIME TRANSPORT & TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION:

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Maritime Transport & Technology, Inc. and Subsidiaries (the "Company") as of November 30, 1999, its results of operations for the six and three months ended November 30, 1999 and 1998, its cash flows for the six months ended November 30, 1999 and 1998 and its changes in stockholders' equity for the six months ended November 30, 1999. Information included in the condensed consolidated balance sheet as of May 31, 1999 has been derived from the audited consolidated balance sheet included in the Company's Form 10-K for the year ended May 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information in the 10-K.

               The consolidated results of operations for the six and three months ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - NET INCOME (LOSS) PER SHARE:

               Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) by the total number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could dilute the shares in computing the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into common stock. As of November 30, 1999 and 1998 and for the periods then ended, there were no dilutive securities outstanding.

Note 3 - PRIVATE PLACEMENTS:

               Two of the Company's directors, Andrew Seim and Alexander Brosda, acting individually and as principals of Taurus Investments International, Inc. (a Bermuda corporation) (collectively "Taurus"), acting as Directors of B.G. Banking prior to its acquisition by the Company and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of common stock of B.G. Banking for an aggregate consideration of $304,500. Taurus has remitted to B.G. Banking and the Company net proceeds of $109,673 and claims the difference of $194,827 be retained by Taurus as payment for expenses and commissions. Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold.

               The Company intends to enter into a lawsuit with Taurus demanding the balance of $194,827 that was improperly withheld be remitted to the Company and that Taurus disclose the names of the persons and the number of shares of common stock sold to these individuals. As of November 30, 1999, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

Note 3 - PRIVATE PLACEMENTS (CONCLUDED):

               Based upon the accounting provided by Taurus to the Company, the Company may be liable for the issuance of up to 329,500 shares of common stock if and when Taurus substantiates its representation as to the number of shares of common stock sold and the aggregate consideration.

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

               As of November 30, 1999, the Company has identified stockholders representing an aggregate of 232,250 shares with an aggregate consideration of $169,000 representing 126,500 shares of certificates in B.G. Banking's name sold by Taurus and has converted those shares into 189,750 shares of the Company's common stock valued at $126,500 and issued 42,500 shares of the Company's common stock in consideration for $42,500 valued at $1 per share.

               Through November 30, 1999, the Company has received $42,000 from Taurus relating to the purchase of shares by an unknown investor. The Company is holding this money in escrow as an investor loan payable pending disposition.

               As of November 30, 1999, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

               The Company is offering 2,000,000 shares of common stock at $1 per share on a "best effort basis".

               As of November 30, 1999, the Company has sold 53,500 shares of common stock for aggregate consideration of $53,500, net of $3,192 of expenses.

               The Company has reserved 1,904,000 shares of common stock pending the completion of the private placement.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR THE SIX MONTHS NOVEMBER 30, 1999 AND 1998

Form 10-Q, other than historical financial information, may consist of forward-looking statements that include risks and uncertainties, including, but not limited to, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements are based upon many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those identified in this document and the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

OVERVIEW

Maritime Transport & Technology (the "Company") was established in 1968. The Company remained dormant for many years until the Company completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc., ("FBEE"). The Company is now in the business of buying, selling, trading and refurbishing new and used financial equipment for banks and other financial institutions. The Company markets the products throughout the United States primarily through direct sales to financial institutions and other distributors, who are supported by the Company's direct sales force, as well as soliciting new contacts through its presence on the Internet.


The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products at competitive prices are obtained and/or available at favorable prices; market acceptance of current or new products, delays or inefficiencies in fulfilling orders, seasonal customer demand, the timing of significant orders, competitive pressures on average selling prices and changes in the mix of products sold.

Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, order cancellations, or order rescheduling or remanufacturing or delays. The Company purchases and resells new merchandise and remanufactures and ships its other products shortly after receipt of orders and has not developed a significant backlog for such products and does not anticipate it will develop a material backlog for such products in the future.

Because the Company plans to increase its operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or are subject to delays. The Company has incurred losses due to providing for some bad debts and the issuance of shares of common stock in consideration for consulting expenses which were charged to operations during the six months ended November 30, 1999.

The Company may not sustain revenue growth or return to profitability on a quarterly or annual basis and its operating results may not be consistent with predictions made by securities analysts.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales:

                                      Six Months               Three Months
                                    Ended November,          Ended November,
                                   1999         1998        1999         1998
                                  ------       ------      ------       ------
Net sales                          100.0%       100.0%      100.0%       100.0%
Cost of sales                       65.8%        44.9%       76.5%        53.2%
                                  ------       ------      ------       ------

Gross profit                        34.2%        55.1%       23.5%        46.8%

Expenses                            43.4%        45.1%       48.3%        33.4%
                                  ------       ------      ------       ------

Income (loss) from operations       (9.2%)       10.0%      (24.8%)       13.4%
Other (net)                           .2%         0.9%         .1%        (1.9%)
                                  ------       ------      ------       ------
Net income (loss)                   (9.0%)       10.9%      (24.7%)       11.5%
                                  ======       ======      ======       ======


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1998.

Revenues were $945,907 for the six months ended November 30, 1999 as compared to $ 828,925 for the six months ended November 30, 1998 reflecting an increase of $116,982 or 14.1% over the same period last year. Cost of goods sold and related expenses for the six months ended November 30, 1999 were $622,420 or 65.8% of net sales as compared to $372,207 or 44.9% of net sales for the six months ended November 30, 1998. The increase in sales is the direct result of getting the Company's website up allowing customers to see the items that are available for sale. Gross profit was dramatically reduced based upon the ratio of new products sold to refurbished products sold and also increased labor costs. The sale of refurbished or used items carries a much higher gross profit than the sale of new items.

Selling, general and administrative expenses were $410,384 for the six months ended November 30, 1999 as compared to $374,244 for the six months ended November 30, 1998 reflecting an increase of $36,140 or 9.7% over the same period last year. The increases in general and administrative expenses were attributable to consulting fees and a provision for bad debts. However, $128,100 of these consulting fees was satisfied by the issuance of common stock and the provision for bad debts for $71,960 are both non-cash charges.

As a result of the above, the company incurred a net loss of $85,209 or $.01 per share for the six months ended November 30, 1999 as compared to a net income of $90,434 or $.01 per share for the six months ended November 30, 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1998:

Revenue were $549,302 for the three months ended November 30, 1999 as compared to $471,314 for the three months ended November 30, 1998 reflecting an increase of $77,988 or 16.5% over the same period last year. Cost of goods sold and related expenses for the three months ended November 30, 1999 were $420,297 or 76.5% of net sales as compared to $250,906 or 53.2% of net sales for the three months ended November 30, 1998. Gross profit was dramatically reduced based upon the ratio of new products sold to refurbished products sold and also increased labor costs. The sale of refurbished or used items carries a much higher gross profit than the sale of new items.

Selling, general and administrative expenses were $265,525 for the three months ended November 30, 1999 as compared to $157,529 for the three months ended November 30, 1998 reflecting an increase of $107,996 over the same period last year. The increases in general and administrative expenses were attributable to consulting fees and a provision for bad debts. However, $128,000 of these expenses were satisfied through the issuance of common stock for services and the provision for bad debts in the amount of $71,960 are both non-cash charges.

As a result of the above, the Company incurred a net loss of $135,971 or $.01 per share for the three months ended November 30, 1999 as compared to a net income of $53,932 or less than $.01 per share for the three months ended November 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through revenues from operations, private and public placements of equity securities and debt financing.

As of November 30, 1999, The Company had cash balances of $214,773 and working capital of $571,723. The Company's cash balances increased by $92,612 during the six months ended November 30, 1999. The Company's operations generated cash of $83,775 primarily from operations adding back the non-cash charges described above, decreases in accounts receivable of $155,029 and an offsetting increase in inventories by $183,329. Other significant business activities affecting cash included the purchase of equipment and improvements of $34,593 and an increase in notes receivable non- affiliated party of $60,975, an increase of officer loan payable of $55,046 and $50,308 proceeds received from private placements.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

     None

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

                                    Maritime Transport & Technology, Inc.
                                    (Registrant)

                                    By: /s/ Paul Clark
                                       -------------------------

                                       Paul Clark
                                       PRESIDENT

Dated: January 17, 2001




     This schedule contains summary financial information extracted from financial statements for the three-month period ended November 30, 1999 and is qualified in its entirety by reference to such financial statements.