Form 10-Q/A
period 1999-11-30
MARITIME TRANSPORT & TECHNOLOGY INC
filed 2001-01-24
CIK 27850

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              AMENDMENT No. 1 TO
                                    FORM 10-Q

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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 30, 1999 AND MAY 31, 1999




                                                                        November           May
         ASSETS                                                         30, 1999        31, 1999
         ------                                                        -----------    ------------
                                                                       (Unaudited)    (See Note 1)
Current assets:
     Cash and cash equivalents                                         $  214,773      $  122,161
     Accounts receivable, net                                             242,438         397,467
     Inventories                                                          638,633         508,017
     Prepaid expenses and other current assets                              1,600          10,525
                                                                       ----------      ----------
              Total current assets                                      1,097,444       1,038,170

Equipment and improvements, net                                            70,739          35,702
Other assets                                                               20,310          31,295
                                                                       ----------      ----------

              Totals                                                   $1,188,493      $1,105,167
                                                                       ==========      ==========



         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                 $   10,497      $    7,268
     Accounts payable and accrued expenses                                258,209         245,622
     Customer deposits payable                                             38,155          70,123
     Advances from principal stockholder                                  229,573         174,527
     Private placement funds in dispute                                    42,000          38,400
                                                                       ----------      ----------
              Total current liabilities                                   578,434         535,940

Long-term debt, net of current portion                                      8,620           8,274
                                                                       ----------      ----------
              Total liabilities                                           587,054         544,214
                                                                       ----------      ----------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value; 80,000,000 shares
         authorized; 14,941,455 and 14,787,955 shares outstanding         149,415         147,880
     Additional paid-in capital                                           490,074         313,201
     Retained earnings (accumulated defict)                               (38,050)         99,872
                                                                       ----------      ----------
              Total stockholders' equity                                  601,439         560,953
                                                                       ----------      ----------

              Totals                                                   $1,188,493      $1,105,167
                                                                       ==========      ==========




            See Notes to Condensed Consolidated Financial Statements.

             MARITIME TRANSPORT & TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              SIX AND THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                       Six Months Ended                  Three Months Ended
                                                                         November 30,                       November 30,
                                                                   1999              1998              1999              1998
                                                               ------------      ------------      ------------      ------------
Revenue                                                        $    945,907      $    828,925      $    549,302      $    471,314

Cost of goods sold                                                  675,133           372,207           473,010           250,906
                                                               ------------      ------------      ------------      ------------

Gross profit                                                        270,774           456,718             76,292           220,408

Selling, general and administrative expenses                       (410,384)           374,244           265,525           157,529
                                                               ------------      ------------      ------------      ------------

Income (loss) from operations                                      (139,610)           82,474          (189,233)           62,879
                                                               ------------      ------------      ------------      ------------

Other income (expense):
    Gain on sale of assets                                                             19,000
    Interest income                                                   2,890               239             1,048               156
    Interest expense                                                 (1,202)           (4,744)             (499)           (2,568)
                                                               ------------      ------------      ------------      ------------
       Totals                                                         1,688            14,495               549            (2,412)
                                                               ------------      ------------      ------------      ------------

Income (loss) before income taxes                                  (137,922)           96,969          (188,684)           60,467

Provision for income taxes                                                              6,535                               6,535
                                                               ------------      ------------      ------------      ------------

Net income (loss)                                              $   (137,922)     $     90,434      $   (188,684)     $     53,932
                                                               ============      ============      ============      ============

Basic income (loss) per common share                           $       (.01)     $        .01      $       (.01)             $ --
                                                               ============      ============      ============      ============

Basic weighted average number of common shares outstanding       14,884,713        15,130,705        14,934,607        15,130,705
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



                                                                               Additional
                                                        Common Stock             Paid-in       Retained
                                                   Shares         Amount         Capital       Earnings          Total
                                                                                             (Accumulated
                                                                                               Deficit)
Balance, June 1, 1999                            14,787,955     $  147,880     $  313,201     $   99,872      $  560,953

Proceeds from sale of common stock at
    $1 per share, net of expenses                    53,500            535         49,773                         50,308

Issuance of common stock for consulting fees        100,000          1,000        127,100                        128,100

Net loss                                                                                        (137,922)       (137,922)
                                                 ----------     ----------     ----------     ----------      ----------

Balance, November 30, 1999                       14,941,455     $  149,415     $  490,074     $  (38,050)      $ 601,439
                                                 ==========     ==========     ==========     ==========      ==========




            See Notes to Condensed Consolidated Financial Statements.

             MARITIME TRANSPORT & TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (Unaudited)




                                                                              1999           1998
Operating activities:
     Net income (loss)                                                     $(137,922)     $  90,434
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                         7,680         22,000
         Issuance of common stock for services                               128,100
         Provision for doubtful accounts                                      71,960
         Changes in operating assets and liabilities:
              Accounts receivable                                            155,029        (49,360)
              Inventories                                                   (130,616)       (67,888)
              Prepaid expenses and other current assets                        8,925          6,155
              Accounts payable, accrued expenses and other
                  current liabilities                                         12,587        (76,723)
              Customer deposits payable                                      (31,968)        19,804
                                                                           ---------      ---------
                      Net cash provided by (used in) operating
                      activities                                              83,775        (55,578)
                                                                           ---------      ---------

Investing activities:
     Proceeds from notes receivable - affiliate                                              91,351
     Notes receivable - nonaffiliate, net                                    (60,975)       (32,184)
     Purchase of equipment and improvements                                  (34,593)        (4,496)
                                                                           ---------      ---------
                     Net cash provided by (used in) investing activities     (95,568)        54,671
                                                                           ---------      ---------

Financing activities:
     Advances from principal stockholder                                      55,046         12,323
     Private placements funds in dispute                                       3,600          8,000
     Repayments of long-term debt                                             (4,549)      (100,575)
     Net proceeds from private placements                                     50,308
                                                                           ---------      ---------
                    Net cash provided by (used in) financing activities      104,405        (80,252)
                                                                           ---------      ---------

Net increase (decrease) in cash and cash equivalents                          92,612        (81,159)
Cash and cash equivalents, beginning of period                               122,161        145,079
                                                                           ---------      ---------

Cash and cash equivalents, end of period                                   $ 214,773      $  63,920
                                                                           =========      =========

Supplemental disclosure of cash flow information:

     Interest paid                                                         $   1,202      $   4,744
                                                                           =========      =========

Supplemental disclosure of noncash investing and financing activities:

     Equipment and improvements financed, in part, with debt               $   8,124
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

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales:

                                      Six Months               Three Months
                                  Ended November 30,       Ended November 30,
                                   1999         1998        1999         1998
                                  ------       ------      ------       ------
Net sales                          100.0%       100.0%      100.0%       100.0%
Cost of sales                       71.4%        44.9%       86.1%        53.2%
                                  ------       ------      ------       ------

Gross profit                        28.6%        55.1%       13.9%        46.8%

Expenses                            43.4%        45.1%       48.3%        33.4%
                                  ------       ------      ------       ------

Income (loss) from operations      (14.8%)       10.0%      (34.4%)       13.4%
Other (net)                           .2%          .9%         .1%        (1.9%)
                                  ------       ------      ------       ------
Net income (loss)                  (14.6%)       10.9%      (34.3%)       11.5%
                                  ======       ======      ======       ======


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1998.

Revenues were $945,907 for the six months ended November 30, 1999 as compared to $ 828,925 for the six months ended November 30, 1998 reflecting an increase of $116,982 or 14.1% over the same period last year. Cost of goods sold and related expenses for the six months ended November 30, 1999 were $675,133 or 71.4% of net sales as compared to $372,207 or 44.9% of net sales for the six months ended November 30, 1998. The increase in sales is the direct result of getting the Company's website up allowing customers to see the items that are available for sale. Gross profit was dramatically reduced based upon the ratio of new products sold to refurbished products sold and also increased labor costs. The sale of refurbished or used items carries a much higher gross profit than the sale of new items.

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

As a result of the above, the Company incurred a net loss of $137,922 or $.01 per share for the six months ended November 30, 1999 as compared to a net income of $90,434 or $.01 per share for the six months ended November 30, 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1998:

Revenue were $549,302 for the three months ended November 30, 1999 as compared to $471,314 for the three months ended November 30, 1998 reflecting an increase of $77,988 or 16.5% over the same period last year. Cost of goods sold and related expenses for the three months ended November 30, 1999 were $473,010 or 86.1% of net sales as compared to $250,906 or 53.2% of net sales for the three months ended November 30, 1998. Gross profit was dramatically reduced based upon the ratio of new products sold to refurbished products sold and also increased labor costs. The sale of refurbished or used items carries a much higher gross profit than the sale of new items.

Selling, general and administrative expenses were $265,525 for the three months ended November 30, 1999 as compared to $157,529 for the three months ended November 30, 1998 reflecting an increase of $107,996 over the same period last year. The increases in general and administrative expenses were attributable to consulting fees and a provision for bad debts. However, $128,100 of these expenses were satisfied through the issuance of common stock for services and the provision for bad debts in the amount of $71,960 are both non-cash charges.

As a result of the above, the Company incurred a net loss of $188,684 or $.01 per share for the three months ended November 30, 1999 as compared to a net income of $53,932 or less than $.01 per share for the three months ended November 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through revenues from operations, private and public placements of equity securities and debt financing.

As of November 30, 1999, The Company had cash balances of $214,773 and working capital of $519,010. The Company's cash balances increased by $92,612 during the six months ended November 30, 1999. The Company's operations generated cash of $83,775 primarily from operations adding back the non-cash charges described above, decreases in accounts receivable of $155,029 and an offsetting increase in inventories by $130,616. Other significant business activities affecting cash included the purchase of equipment and improvements of $34,593 and an increase in notes receivable non- affiliated party of $60,975, an increase of officer loan payable of $55,046 and $50,308 proceeds received from private placements.

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

Dated: January 24, 2001




     This schedule contains summary financial information extracted from financial statements for the three-month period ended November 30, 1999 and is qualified in its entirety by reference to such financial statements.