Form 10-Q
period 2000-02-29
MARITIME TRANSPORT & TECHNOLOGY INC
filed 2001-01-25
CIK 27850

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.20549

                                    FORM 10-Q
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000.


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

     Yes            No  X
                       ---

        The Company had 14,947,215 shared of common stock outstanding as of February 29, 2000.

                          ITEM 1. FINANCIAL STATEMENTS

             MARITIME TRANSPORT & TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 29, 2000 AND MAY 31, 1999

                                                                                                 February        May
         ASSETS                                                                                  29, 2000      31, 1999
         ------                                                                                ----------   --------------
                                                                                               (Unaudited)   (See Note 1)
Current assets:
     Cash and cash equivalents                                                                $   228,331       $   122,161
     Accounts receivable, net                                                                     370,763           397,467
     Inventories                                                                                  583,409           508,017
     Prepaid expenses and other current assets                                                      2,000            10,525
                                                                                              -----------        ----------
              Total current assets                                                              1,184,503         1,038,170

Equipment and improvements, net                                                                    75,386            35,702
Other assets                                                                                       13,197            31,295
                                                                                              -----------        ----------

              Totals                                                                           $1,273,086        $1,105,167
                                                                                              ===========        ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
     Current portion of long-term debt                                                        $    10,237       $     7,268
     Accounts payable and accrued expenses                                                        265,196           245,622
     Customer deposits payable                                                                    168,273            70,123
     Advances from principal stockholder                                                          229,573           174,527
     Private placement funds in dispute                                                            42,000            38,400
                                                                                             ------------       -----------
              Total current liabilities                                                           715,279           535,940

Long-term debt, net of current portion                                                              6,364             8,274
                                                                                             ------------       -----------
              Total liabilities                                                                   721,643           544,214
                                                                                             ------------       -----------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value; 80,000,000 shares
         authorized; 14,947,215 and 14,787,955 shares outstanding                                 149,473           147,880
     Additional paid-in capital                                                                   497,216           313,201
     Retained earnings (accumulated deficit)                                                      (95,246)           99,872
                                                                                             ------------      ------------
              Total stockholders' equity                                                          551,443           560,953
                                                                                             ------------      ------------

              Totals                                                                          $ 1,273,086       $ 1,105,167
                                                                                             ============      ============



            See Notes to Condensed Consolidated Financial Statements.

             MARITIME TRANSPORT & TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       NINE AND THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                   (Unaudited)


                                                                              Nine Months Ended              Three Months Ended
                                                                                  February                        February
                                                                         --------------------------     ---------------------------
                                                                             2000          1999             2000           1999
                                                                         -----------    -----------     ------------    -----------
Revenue                                                                  $ 1,452,919    $ 1,339,364     $    507,012    $   510,439

Cost of goods sold                                                         1,102,829        661,589          427,696        289,382
                                                                         -----------    -----------     ------------    -----------

Gross profit                                                                 350,090        677,775          79,316         221,057

Selling, general and administrative expenses                                 548,047        976,943          137,663        602,699
                                                                         -----------    -----------     ------------    -----------

Loss from operations                                                        (197,957)      (299,168)         (58,347)      (381,642)
                                                                         -----------    -----------     ------------    -----------
Other income (expense):
    Gain on sale of assets                                                                   19,000
    Interest income                                                            4,485          1,135            1,595            896
    Interest expense                                                          (1,646)       (20,615)            (444)       (15,871)
                                                                         -----------    -----------     ------------    -----------
       Totals                                                                  2,839           (480)           1,151        (14,975)
                                                                         -----------    -----------     ------------    -----------

Loss before income taxes                                                    (195,118)      (299,648)         (57,196)      (396,617)

Credit for income taxes                                                                                                      (6,535)
                                                                         -----------    -----------     ------------    -----------

Net loss                                                                $   (195,118)   $  (299,648)    $    (57,196)  $  (390,082)
                                                                         -----------    -----------      ------------    -----------

Basic loss per common share                                                    $(.01)         $(.02)            $  -          $(.03)
                                                                               =====          =====             ====          =====

Basic weighted average number of common shares outstanding                14,904,893     15,155,705       14,945,253     15,155,705
                                                                         ===========    ===========     ============    ===========



            See Notes to Condensed Consolidated Financial Statements.

             MARITIME TRANSPORT & TECHNOLOGY, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED FEBRUARY 29, 2000
                                   (Unaudited)




                                                                                                   Retained
                                                              Common Stock           Additional    Earnings
                                                          ---------------------       Paid-in    (Accumulated
                                                          Shares        Amount        Capital      Deficit)        Total
                                                        -----------  ------------  ------------  ------------    ---------
Balance, June 1, 1999                                    14,787,955      $147,880     $313,201      $ 99,872      $560,953

Proceeds from sale of common stock at
    $1 per share, net expenses                               53,500           535       49,773                      50,308

Issuance of common stock for consulting fees                105,760         1,058      134,242                     135,300

Net loss                                                                                            (195,118)     (195,118)
                                                         ----------      --------     --------       -------      --------

Balance, February 29, 2000                               14,947,215      $149,473     $497,216      $(95,246)     $551,443
                                                         ==========      ========     ========      ========      ========




            See Notes to Condensed Consolidated Financial Statements.

             MARITIME TRANSPORT & TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 2000
                                   (Unaudited)




                                                                                                     2000            1999
                                                                                                -------------   -----------
Operating activities:
     Net loss                                                                                   $  (195,118)      $(299,648)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                                               11,520          33,000
         Issuance of common stock for services                                                      135,300         200,000
         Provision for doubtful accounts                                                             72,130
         Changes in operating assets and liabilities:
              Accounts receivable                                                                    26,535        (217,285)
              Inventories                                                                           (75,392)        (42,519)
              Prepaid expenses and other current assets                                                (400)           (200)
              Accounts payable, accrued expenses and other
                  current liabilities                                                                28,499         123,667
              Customer deposits payable                                                              98,150          41,396
                                                                                                  ---------       ---------
     Net cash provided by (used in) operating activities                                            101,224        (161,589)
                                                                                                  ---------       ---------

Investing activities:
     Proceeds from notes receivable - affiliate                                                                       3,070
     Notes receivable - nonaffiliate, net                                                           (53,863)         (1,802)
     Purchase of equipment and improvements                                                         (43,080)         (9,346)
                                                                                                  ---------       ---------
     Net cash used in investing activities                                                          (96,943)         (8,078)
                                                                                                  ---------       ---------

Financing activities:
     Advances from principal stockholder                                                             55,046
     Private placements funds in dispute                                                              3,600          30,846
     Repayments of long-term debt                                                                    (7,065)         (1,691)
     Net proceeds from private placements                                                            50,308         169,000
                                                                                                  ---------       ---------
     Net cash provided by financing activities                                                      101,889         198,155
                                                                                                  ---------       ---------

Net increase in cash and cash equivalents                                                           106,170          28,488
Cash and cash equivalents, beginning of period                                                      122,161          75,589
                                                                                                  ---------       ---------

Cash and cash equivalents, end of period                                                          $ 228,331       $ 104,077
                                                                                                  =========       =========

Supplemental disclosure of cash flow information:
     Interest paid                                                                                $   1,646       $  20,621
                                                                                                  =========       =========

Supplemental disclosure of noncash investing and financing activities:
     Equipment and improvements financed, in part, with debt                                      $   8,124
                                                                                                  =========


            See Notes to Condensed Consolidated Financial Statements.

             MARITIME TRANSPORT & TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - BASIS OF PRESENTATION:

                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Maritime Transport & Technology, Inc. and Subsidiaries (the "Company") as of February 29, 2000, its results of operations for the nine and three months ended February 29, 2000 and February 28, 1999, its cash flows for the nine months ended February 29, 2000 and February 28, 1999 and its changes in stockholders' equity for the nine months ended February 29, 2000. Information included in the condensed consolidated balance sheet as of May 31, 1999 has been derived from the audited consolidated balance sheet included in the Company's Form 10-K for the year ended May 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information in the 10-K.

                The consolidated results of operations for the nine and three months ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the results to be expected for the full year.


Note 2 - NET INCOME (LOSS) PER SHARE:

                Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) by the total number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could dilute the shares in computing the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into common stock. As of February 29, 2000 and February 28, 1999 and for the periods then ended, there were no dilutive securities outstanding.

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

                The Company intends to enter into a lawsuit with Taurus demanding the balance of $194,827 that was improperly withheld be remitted to the Company and that Taurus disclose the names of the persons and the number of shares of common stock sold to these individuals. As of February 29, 2000, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

                As of February 29, 2000, the Company has identified stockholders representing an aggregate of 232,250 shares with an aggregate consideration of $169,000 representing 126,500 shares of certificates in B.G. Banking's name sold by Taurus and has converted those shares into 189,750 shares of the Company's common stock valued at $126,500 and issued 42,500 shares of the Company's common stock in consideration for $42,500 valued at $1 per share.

Note 3 - PRIVATE PLACEMENTS (CONCLUDED):

                Through February 29, 2000, the Company has received $42,000 from Taurus relating to the purchase of shares by an unknown investor. The Company is holding this money in escrow as an investor loan payable pending disposition.

                As of February 29, 2000, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

                The Company is offering 2,000,000 shares of common stock at $1 per share on a "best effort basis".

                As of February 29, 2000, the Company has sold 53,500 shares of common stock for aggregate consideration of $53,500, net of $3,192 of expenses.

                The Company has reserved 1,904,000 shares of common stock pending the completion of the private placement.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     FOR THE NINE AND THREE MONTHS FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

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

The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products at competitive prices are obtained and/or are available at favorable prices; market acceptance of current or new products, delays or inefficiencies in fulfilling orders, seasonal customer demand, the timing of significant orders, competitive pressures on average selling prices and changes in the mix of products sold.

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

Because the Company plans to increase its operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or are subject to delays. The Company has incurred losses due to the payment of consulting fees and the issuance of shares of common stock in consideration for consulting expenses charged to operations in lieu of the payment of cash for the nine months ended February 29, 2000.

The Company may not sustain revenue growth or return to profitability on a quarterly or annual basis and its operating results may not be consistent with predictions made by securities analysts.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales:

                                               Nine Months                                     Three Months
                                            Ended  February,                                  Ended  February,
                                           2000          1999                                 2000        1999
                                        ------------------------                           ----------------------
Net sales                                100.0%          100.0%                             100.0%       100.0%
Cost of sales                             75.9%           49.4%                              84.4%        56.7%
                                         -------         -------                            -------     --------

Gross profit                              24.1%           50.6%                              15.6%        43.3%

Expenses                                  37.7%           72.9%                              27.1%       118.1%
                                         -------         -------                            -------     --------

Loss from operations                     (13.6%)         (22.3%)                            (11.5%)      (74.8%)
Other (net)                                 .2%            (.1%)                               .2%        (1.6%)
                                         -------         -------                            -------     --------
Net Loss                                 (13.4%)         (22.4%)                            (11.3%)      (76.4%)
                                         =======         =======                            =======     ========


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 1999.

Revenues were $1,452,919 for the nine months ended February 29, 2000 as compared to $1,339,364 for the nine months ended February 28, 1999 reflecting an increase of $113,555 or 8.5% over the same period last year. Cost of goods sold and related expenses for the nine months ended February 29, 2000 were $1,102,829 or 75.9% of net sales as compared to $661,589 or 49.4% of net sales for the nine months ended February 28, 1999. The increase in sales is the direct result of getting the Company's website up allowing customers to see the items that are available for sale. Gross profit was dramatically reduced based upon the ratio of new products sold to refurbished products sold and also increased labor costs. The sale of refurbished or used items carries a much higher gross profit than the sale of new items.

Selling, general and administrative expenses were $548,047 for the nine months ended February 29,2000 as compared to $976,943 for the nine months ended February 28, 1999 reflecting a decrease of $428,896 or 43.9% over the same period last year. In the prior year, the Company had incurred an increase in the general and administrative expenditures in order to create the infrastructure necessary to meet the Company's marketing and production goals. In addition, the expenses were also significantly higher in the prior period relating to increased expenditures for professional fees and consultants attributible to fees incurred with unsuccessful mergers and acquisitions and raising funds.

As a result of the above, the Company incurred a net loss of $195,118 or $.01 per share for the nine months ended February 29, 2000 as compared to a net loss of $299,648 or $.02 per share for the nine months ended February 28, 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1999:

Revenue was $507,012 for the three months ended February 29, 2000 as compared to $510,439 for the three months ended February 28, 1999 reflecting a decrease of $3,427 or less than 1%. Cost of goods sold and related expenses for the three months ended February 29, 2000 were $427,696 or 84.4% of net sales as compared to $289,382 or 56.7% of net sales for the three months ended February 28, 1999. Gross profit was dramatically reduced based upon the ratio of new products sold to refurbished products sold and also increased labor costs. The sale of refurbished or used items carries a much higher gross profit than the sale of new items.

Selling, general and administrative expenses were $137,663 for the three months ended February 29, 2000 as compared to $602,699 for the three months ended February 28, 1999 reflecting a decrease of $465,036 or 77% over the same period last year. In the prior year, the Company had incurred an increase in the general and administrative expenditures in order to create the infrastructure necessary to meet the Company's marketing and production goals. In addition, the expenses were also significantly higher in the prior period relating to increased expenditures for professional fees and consultants attributible to fees incurred with the unsuccessful mergers and acquisitions and raising funds.

As a result of the above, the Company incurred a net loss of $57,196 or less than $.01 per share for the three months ended February 29, 2000 as compared to a net loss of $390,082 or $.03 per share for the three months ended February 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through revenues from operations, private and public placements of equity securities and debt financing.

As of February 29, 2000, The Company had cash balances of $228,331 and working capital of $469,227. The Company's cash balances increased cash by $106,170 during the nine months ended February 29, 2000. The Company's operations generated cash of $101,224 primarily from operations adding back non-cash items for the issuance of common stock for services of $135,300 and bad debts of $72,130, as well as an increase in customer deposits of $98,150 which was offset by an increase in inventories of $75,392.

Other significant business activities affecting cash included the purchase of equipment and improvements $43,080 and an increase in notes receivable non-affiliated party of $53,863, an increase of officer loan payable of $55,046 and $50,308 of proceeds received from private placements.

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




                                    Maritime Transport & Technology, Inc.
                                    (Registrant)

                                    By: /s/ Paul Clark
                                        -------------------
                                            Paul Clark
                                            PRESIDENT


 Dated: January 25, 2001





     This schedule contains summary financial information extracted from financial statements for the three-month period ended February 29, 2000 and is qualified in its entirety by reference to such financial statements.