Form 10-K
period 1998-05-31
MARITIME TRANSPORT & TECHNOLOGY INC
filed 2001-03-16
CIK 27850

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             MAY 31, 1998                                   0-8880
      (FOR THE FISCAL YEAR ENDED)                     (COMMISSION FILE NO.)


                      MARITIME TRANSPORT & TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEW YORK                                    11-2196303
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

     Yes            No X
                       -
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       $1,088,285 as of September 13, 1998
                   (Aggregate market value of the voting stock
                      held by non-affiliates of registrant)


The Company had 15,130,705 shares of common stock outstanding as of May 31, 1998.

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


INDUSTRY

     In the past several years, acquisitions and mergers in the banking industry have resulted in many large bank holding companies. Manufacturers and service companies have not kept pace with the new larger banks. Geographic spread of branches has created servicing problems. Many banks are unable to find and purchase equipment needed for their day to day banking needs. Part of the reason for this is the fact that the large banks have hired away most of the experienced buyers, and the smaller banks are now faced with less experienced staff, lower amounts of funds available for purchases in comparison to the larger banks, and limited geographical access to suppliers. Even though there are smaller service companies in almost every area, they still cannot provide service to many of these small banks because of the lack of available parts. The result is a large number of "home town" or limited branch banks which are unable to keep pace with the larger banks in terms of their access to and acquisition of much of the equipment needed to manage the bank - bank equipment such as vault doors, safes, drive-up equipment and ATM's.


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

ITEM 3. LEGAL PROCEEDINGS

     As at May 31, 1998 and the filing date hereof, no material legal proceedings were pending to which the Registrant or any of its property is subject, nor to the knowledge of the Registrant are such legal proceedings threatened.

     The Company intends to file a suit in the near future. Two of the Company's past directors, Andrew Seim and Alexander Brosda, acting and individually and acting as principals of Taurus Investments International, Inc. ( a Nevada corporation) (together "Taurus"), acting as Directors of B.G. Banking prior to its acquisition by the Company and subsequent to the acquisition becoming Directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of common stock of B.G. Banking for an aggregate consideration of $304,500. Taurus has remitted to B.G. Banking and the Company a net proceeds of $109,673.05 and claims the difference of $194,826 be retained by Taurus as payment for expenses and commissions. Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Registrant submitted no matters to a vote of its security holders during its fiscal year ended May 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) Currently, the Company's Common Stock is traded over the counter on the Bulletin Board. Following is a chart of the Company's high and low bid information for each quarter within the last fiscal year. The listed quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                             High           Low
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
               Ending February 28, 1998

               Fiscal Quarter Ending         1/4            55/100
               Ending November 30, 1997

               Fiscal Quarter Ending         1 3/4          1/4
               Ending August 31, 1997


          (b) As of May 31, 1998, there were approximately 901 holders of the Company's Common Stock.

          (c) No dividends were paid during the fiscal year ending May 31, 1998.


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


RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales:

                                                      August 31, 1997   May 31, 1998
                                                      ---------------   ------------
Net sales                                                  100.0%          100.0%
Cost of sales                                               50.0%           43.6%
                                                           -----           -----
Gross profit                                                50.0%           56.3%
                                                           -----           -----
Operating expenses:
  Selling, general and administrative                       43.3%           59.8%
  Depreciation                                               2.4%            4.3%
  Corporate state taxes                                      0.0%            0.0%
                                                           -----           -----
  Total operating expenses                                  45.7%           64.1%
                                                           -----           -----
Income (loss) from operations                                4.3%           (7.7)%

Other expense, net                                           0.0%            0.4%
                                                           -----           -----
Net income (loss)                                            4.3%           (8.1)%
                                                           =====           =====

Results of operations for the nine months ended May 31, 1998 as compared to the year ended August 31, 1997.

     The fiscal year ended May 31, 1998 consisted of nine months resulting from B.G. Banking Equipment, Inc., and Financial Building Equipment Exchange, Inc., changing its fiscal year end from August 31 to May 31 to conform to the fiscal year end of the Company.

     For the year ended May 31, 1998, the Company generated net sales of $1,065,802 as compared to $1,401,301 for the year ended August 31, 1997 representing a decrease of $335,499. The Company's cost of goods sold for the year ended May 31, 1998 was $465,015 as compared to $700,494 for the year ended August 31, 1997. The Company's gross profit on sales was $600,787 for the year ended May 31, 1998 as compared to $700,807 for the year ended August 31, 1997. The decrease in sales is the direct result of the change in the fiscal year ends creating shortfall of 3 months in sales for the fiscal year end May 31, 1998. The ratio in Gross profit was reduced from 50.0% for the year end August 31, 1997 as compared to a gross profit percentage of 43.6%. The reduction is a direct result of the product mix for the products sold being higher in refurbished equipment than new equipment sales. The cost of purchasing and refurbishing equipment for resale is significantly lower then the cost of purchasing new equipment.

     General and administrative costs for the year ended May 31, 1998 was $637,315 as compared to $606,916 for the year ended August 31, 1997 representing an increase of $30,399. These increased general and administrative costs were undertaken to create the infrastructure necessary to meet the Company's marketing and production goals. As an outgrowth of increasing equipment sales the Company expects general and administrative costs to continue to increase but at a slower rate. As a percent of sales, this cost to sales decreased 33.6% during the current year as the fiscal year May 31, 1998 was only for nine months.


BENEFIT (PROVISION) FOR INCOME TAXES

     As a result of the pre-tax loss recorded for 1998, the Company not recorded a benefit for Federal income taxes. Instead the Company recognized no income tax benefit from the losses generated in the year ended May 31, 1998. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided. The Company will continue to assess the likelihood of realization of such assets; however, if future events occur which make the realization of such assets more likely than not, the Company will record a tax benefit. The Company is liable for the payment of a Corporate Kentucky State on tangible assets.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements. Since its reorganization, the Company has received proceeds of approximately $103,000 in long-term debt and $86,000 from investors.

     During the year ended May 31, 1998, the Company had negative cash flow from operations of $124,841 essentially because of an increase in accounts receivable of $127,907, inventory of $9,404, and an increase in accounts payable and accrued expenses of $46,340 customer deposits payable increased $12,853.

     Other significant business activities affecting cash included the purchase of fixed assets of $39,684.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTALLY DATE

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET

                                                         August 31,      May 31,
                                                            1997          1998
                                                          --------      --------
                        ASSETS

Current assets
  Cash and cash equivalents                               $ 70,628      $ 75,589
  Accounts  receivable                                     182,179       310,085
  Inventory                                                161,391       170,795
  Corporate income taxes receivable                          4,205         8,925
  Prepaid expenses                                                         1,200
                                                          --------      --------

  Current assets                                           418,403       566,594

Property plant and equipment -net                           50,297        44,043

Other assets

         Deferred offering costs                                          45,108
  Loans receivable - non affiliated                         36,276        40,699
  Loans receivable-shareholder                              75,914        91,352
  Security deposit                                             805           805
                                                          --------      --------
   Total other assets                                      112,995       177,964
                                                          --------      --------
Total assets                                              $581,695      $788,601
                                                          ========      ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                   $153,651      $199,991
  Customer deposits                                         48,553        61,406
  Loans payable investors                                                131,500
  Notes payable-bank                                        20,238       109,338
                                                          --------      --------
Total current liabilities                                  222,442       502,235

Long term liabilities
  Note payable - bank                                                     13,855
                                                                        --------
Total liabilities                                                        516,090
Capital stock
 Common stock-authorized 80,000,000
  common shares, par value $.01 each, at
  August 31, 1997 and May 31, 1998 the
  number of shares outstanding 15,130,705
  and 15,130,705 respectively                              151,307       151,307
  Additional paid in capital                                   -0-           -0-
  Retained earnings                                        207,946       121,204
                                                          --------      --------
Total stockholders' equity                                 359,253       272,511
                                                          --------      --------
Total liabilities and stockholders' equity                $581,695      $788,601
                                                          ========      ========

                  See accompanying notes to financial statement

                                       F1

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            For the            For the            For the
                                           year ended         year ended         year ended
                                           August 31,         August 31,           May 31,
                                              1996               1997               1998
                                          ------------       ------------       ------------
Revenue                                   $  1,133,853       $  1,401,301       $  1,065,802

Costs of goods sold                            536,274            700,494            465,015
                                          ------------       ------------       ------------

Gross profit                                   597,579            700,807            600,787

Operations:
  General and administrative                   556,306            606,916            637,315
  Depreciation and amortization                 28,864             33,208             45,938
                                          ------------       ------------       ------------
  Total expense                                585,170            640,124            683,253
                                          ------------       ------------       ------------

Profit (loss) from operations before
 corporate income taxes                         12,409            $60,683            (82,466)
                                          ------------       ------------       ------------


Corporate income taxes                           2,559
                                          ------------

Other income and expenses
  Interest income                                                   2,107              2,646
  Interest expenses                               (350)            (3,710)            (6,922)
                                          ------------       ------------       ------------
Total other Income                                (350)            (1,603)            (4,276)
                                          ------------       ------------       ------------

Net income (loss)                         $      9,500       $     59,080       $    (86,742)
                                          ============       ============       ============

Net income (loss) per share - basic       $       0.00       $       0.00       $       (.01)
                                          ============       ============       ============
Number of shares outstanding - basic        15,130,705         15,130,705         15,130,705
                                          ============       ============       ============




                  See accompanying notes to financial statement
                                       F2

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 For the         For the         For the
                                                year ended      year ended      year ended
                                                August 31,        May 31,         May 31,
                                                   1996            1997            1998
                                                ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $9,500         $59,080        $(86,742)
  Non cash transactions
  Depreciation                                     28,864          33,208          45,938
  Accounts receivable                              (9,118)        (62,542)       (127,907)
  Prepaid expenses                                 (3,269)                         (1,200)
  Inventory                                       (39,068)        (39,698)         (9,404)
  Federal corporate taxes receivable               (4,605)          8,009             618
  Accounts payable and accrued expenses            53,059         127,668          22,152
  Customer deposits payable                        17,464          (9,171)         12,853
                                                ---------       ---------       ---------
TOTAL CASH FLOWS FROM OPERATIONS                   52,827         116,554        (143,692)
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable-bank                                (1,977)                        122,368
  Officer loan payable                                              3,000
  Bank loans payable                                              (45,425)
  Investor loans payable                                                           86,392
                                                                                ---------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES         (1,977)        (42,425)        208,760
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan receivable shareholder                       7,548         (11,080)
  Note receivable
  Purchase of fixed assets                        (27,995)        (41,130)        (39,682)
  Due from affiliate                                3,105                         (16,055)
  Note receivable non affiliated party                            (13,422)         (4,423)
                                                ---------       ---------       ---------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES        (17,342)        (65,632)        (60,160)

NET INCREASE (DECREASE) IN CASH                    33,508           8,497           4,908
CASH BALANCE BEGINNING OF PERIOD                   28,676          62,184          70,681
                                                ---------       ---------       ---------
CASH BALANCE END OF PERIOD                        $62,184         $70,681         $75,589
                                                =========       =========       =========




                  See accompanying notes to financial statement
                                       F3

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY


                                                                   Additional      Retained
                                                                    paid in        earnings
         Date                  Common Stock      Common Stock       capital         deficit          Total
         ----                  ------------      ------------       -------         -------          -----

Balances September 1, 1996       15,130,705       $   151,307          -0-        $   148,866     $   300,173
Net profit                                                                             59,080          59,080
                                                                                  -----------     -----------
Balances August 31, 1997         15,130,705       $   151,307          -0-        $   207,946     $   359,253
Net loss                                                                              (86,742)        (86,742)
                                                                                  -----------     -----------
Balances May 31, 1998            15,130,705       $   151,307        $ -0-        $   121,204     $   272,511
                                ===========       ===========        =====        ===========     ===========





                  See accompanying notes to financial statement
                                       F4

                      MARITIME TRANSPORT & TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AUGUST 31, 1997 AND MAY 31, 1998



    NOTE 1 - FORMATION OF COMPANY AND ISSUANCE OF COMMON STOCK


      a. Formation and Description of the Company

         Maritime Transport & Technology, Inc. (the "Company") was formed under the laws of the State of New York on June 26, 1968 and authorized up to issue to 80,000,000 shares of common stock, $.01 par value. On May 31, 1998, the Company completed the acquisition of B.G. Banking Equipment, Inc. ("B.G. Banking") and Financial Building Equipment Exchange, Inc. ("FBEE"), Kentucky corporations, in exchange for 11,282,250 shares of its common stock. The aforementioned transaction has been accounted for as a reverse merger involving a shell company, effectively a recapitalization of B.G. Banking Equipment, Inc. and Financial Building Equipment Exchange, Inc. (the operating companies/accounting acquirers). Accordingly, the historical financial statements of the operating companies are presented as the historical financial statements of the registrant. The results of operations of Maritime Transport & Technology, Inc. (legal acquirer) are included in the consolidated financial statements since May 31, 1998, the date of the merger. The Company is in the business of buying, selling, trading and refurbishing of financial equipment for banks and other financial institutions.

      b. Issuance of Common Stock

         The number of common shares outstanding at May 31, 1997 is 38,484,549. No other shares have been issued.

         On May 3, 1998, the Company reverse split the number of shares of common stock outstanding in a ratio of 1 for 10 restating the number of shares outstanding to 3,848,455.

         On May 3, 1998, the Company authorized for issuance 11,282,250 shares of common stock pursuant to an Agreement of Business Combination, the ("Agreement"), with B.G. Banking and FBEE. On May 31, 1998, the shares of common stock were released from escrow.


    NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Basis of Financial Statement Presentation

         The consolidated financial statements of the Company presented consist of the balance for the Company of as of August 31, 1997 and May 31, 1998, and the balance sheet for B.G. Banking and FBEE as of August 31, 1997 and May 31, 1998 and the related consolidated statements of operations, retained earnings and cash flows for the year ended August 31, 1996 and 1997 and May 31, 1998 for the Company, and the related statements of operations, retained earnings and cash flows for the years ended August 31, 1996 and 1997 and May 31, 1999 for B.G. Banking and FBEE. The consolidated statement of operations, cash flows and stockholders equity for the year ended May 31, 1998 consists of the short nine month year ended May 31, 1998 for BG Banking and FBEE reflecting BG Banking and FBEE changing its fiscal year end to May 31 from an August 31 year end. The consolidated statement of operations, cash flows and stockholders equity for the year ended August 31, 1996 and 1997 consists of the statement of operations, cash flows and stockholders equity for year ended August 31, 1996 and 1997 for the

Company and the statement of operations, cash flows and stockholders equity for the fiscal year ending August 31, 1996 and 1997.

      b. Cash and Cash Equivalents

         The Company treats cash equivalents which includes temporary investments with a maturity of less than three months as cash when purchased with cash.

      c. Inventory

         Inventory has been recorded at the lower of cost or market under the first-in-first-out method. Inventory components for B.G. Banking and FBEE as of August 31, 1997 and May 31, 1998 were goods available for sale aggregating $161,391 and $170,795 respectively.

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

      f. Customer Deposits

         Customer deposits represent monies advanced by customers at the time orders were placed. The amount of the deposit is used to reduce the customer's accounts receivable balance at the time of shipment of the order. At August 31, 1997 and May 31, 1998, there were $48,553 and $61,406 respectively in advance deposits received from customers for orders to be filled.

      g. Federal Corporate Incomes Tax Receivable

         The balance of taxes receivable consists of monies that were overpaid to the United States Government with the Federal Income Tax return filed for August 31, 1997. This amount was paid subsequent to the date of the financial statements.

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

      j. Significant Concentration of Credit Risk

         At August 31, 1997 and May 31, 1998, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

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

         The transaction has been accounted for as the issuance of shares of common stock by a private company for the net assets of the Company, accompanied by a recapitalization. Accordingly, the financial statements of Company became the consolidated financial statements of B.G. Banking and FBEE.

         In a separate private transaction, the principals of the Company acquired on in December, 1997 27,943,370 shares of Maritime's common stock, which subsequently reverse split in a ratio of 10 to 1 on April 14, 1998.

    NOTE 4 - NOTES RECEIVABLE

      a. Loans receivable - shareholder

         As of August 31, 1997 and May 31, 1998, the Company is due an aggregate of $75,914 and $91,352 respectively from Paul Clark. These amounts were advanced without interest and are due on demand.

      b. Notes receivable non affiliated

         As of August 31, 1997 and May 31, 1998, the Company has outstanding notes receivable aggregating $36,276 and $40,699 as follows:

         As of August 31, 1997 and May 31, 1998, a balance of $23,076 and $27,499 respectively due from Morgan Glass and Mirror, Inc. consisting of monies advanced to the Company on January 1, 1997 with interest of 10.5% and is payable on demand. This amount is collateralized by the underlying accounts receivable of Morgan.

         On August 31, 1997 and May 31, 1998, a balance of $13, 200 and $13,900 respectively due from AAA Alarm Systems, Inc. with interest of 9.5% and is payable on demand. This amount is collateralized by the underlying accounts receivable.

      c. Loan receivable - shareholder

         As of May 31, 1998, Paul Clark was obligated to repay monies advanced to him by the Company. This amount is due without interest and on demand. Such amount was repaid to the Company in 1999.

      d. Loan receivable - non-affiliate

         As of May 31, 1998, the Company had outstanding notes receivable aggregating $40,699 as follows:

         As of May 31, 1998, the Company has a balance of $27,499 due from Morgan Glass and Mirror, Inc. with interest at 10%. This loan represents an open line of credit and is collateralized by his accounts receivable.

         On May 31, 1998, the Company advanced $13,200 to AAA Alarm Systems, Inc. The note is due on demand with interest at 9.5%

    NOTE 5 - RELATED PARTY TRANSACTIONS

      a. Leased Office Space

         The Company has entered into a three year lease with Paul Clark, President of the Company beginning August 1, 1997, for the lease of an aggregate of 23,976 square feet of office and warehouse space located at Building 1535 Memphis

Junction Road, Bowling Green, Kentucky, 42101 for a monthly rent of $ 5,000 per month.

         Rent paid pursuant to this lease agreement for the year ending May 31, 1998 is $45,000. The minimum lease payments for the years ending May 31, 1999 and 2000 of the lease is $60,000 and $60,000 respectively

      b. Officer Salaries

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

      d. Change in Managerial Control

         On May 3, 1998, The Company entered into an Agreement with B.G. Banking and FBEE, pursuant these affiliated entities controlled by Paul and Roberta Clark exchanged all the issued and outstanding shares of common stock of these entities for 11,282,250 shares of Maritime's common stock.


    NOTE 6 - PROPERTY PLANT AND EQUIPMENT

         Property Plant and Equipment consists of the following at May 31, 1998

              Equipment and tools                        $ 90,492
              Vehicles and trucks                         165,569
              Furniture and fixtures                       33,563
              Leasehold improvements                       13,745
                                                         --------
              Total                                       303,369
              Less accumulated depreciation               259,326
                                                         --------
              Property Plant and Equipment - net         $ 44,043
                                                         ========

    NOTE 7 - BANK LOANS PAYABLE

      a. Loans Due South Central Bank of Bowling Green, Inc.

         Total amount due banks for vehicle loans at May 31, 1998 of    $123,192
         Less current portion due                                        109,338
                                                                        --------
         Long term amount due                                           $ 13,854
                                                                        ========

         Bank loans aggregating $15,542 at May 31, 1999 are as follows:

         FBEE is obligated to repay a loan payable to the South Central Bank of Bowling Green, Inc. in the principal amount of $8,052 in 36 equal monthly installments of $263.54 beginning January 16, 1998 with interest at 11%. The balance due at May 31, 1998 is $7,077. The loan is secured by a 1992 Ford truck.

         FBEE is obligated to repay a loan payable to the South Central Bank of Bowling Green, Inc. in the principal amount of $14,052 in 40 equal monthly installments of $342.66 beginning June 20, 1998 with interest at 7.75%. The balance due at May 31, 1998 is $14,052. The loan is secured by a 1995 Buick Park Avenue.

       FBEE is obligated to repay a loan payable to the South Central Bank of Bowling Green, Inc. in the principal loan balance amount of $1,564 at May 31, 1998 with monthly installments of $342.66. The loan is secured by a Ford F250 truck.

      b. First American National Bank

         FBEE has a $150,000 line of credit with the First American National Bank with interest at prime plus 2%. As of May 31, 1998, FBEE is obligated to repay a balance of $100,500 and $-0- respectively. Interest is billed monthly. The line of credit is secured personally by the residence of Paul and Roberta Clark.

    NOTE 8 - INCOME TAXES

         The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of May 31, 1998, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

         At May 31, 1998, the Company has net operating loss carry forwards for income tax purposes of $131,850. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

         The components of the net deferred tax asset as of May 31, 1998 are as follows:

Deferred tax asset:
Net operating loss carry forward                                       $ 44,829
Valuation allowance                                                    $(44,829)
                                                                       --------
Net deferred tax asset                                                 $    -0-

         The Company recognized no income tax benefit for the loss generated for the year ended May 31, 1998.

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

    NOTE 9 - COMMITMENTS AND CONTINGENCIES

      a. Private Placement and Investor Loans Payable

         As of May 31, 1998, Investor loans payable were $131,500. These amounts represent shares of common stock sold at $1.00 per share sold as of these dates, but remain undelivered by the Company.

         The Company offered 2,000,000 shares of common stock at $1.00 per share on a "best efforts basis".

         As of May 31, 1998, the Company had sold 131, 500 shares of common stock for an aggregate consideration of $131,500 for which delivery of the shares representing 93,100 shares or an aggregate of $93,100 was effectuated in the next fiscal year.

         The Company has reserved 1,868,500 shares of common stock pending the completion of the private placement.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants for the fiscal year ending May 31, 1998.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF REGISTRANT

Name                       Age     Position

Paul Clark                 55      President, Director, and Chief Executive Officer
Roberta Clark              54      Vice President, Secretary, and Director
Albert Blakenship          65      Chief Financial Officer

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

ALBERT E. BLANKENSHIP

         Mr. Blankenship is and has been since at least 1990 a practicing accountant. He has extensive financial experience in a variety of industries, with both publicly and privately held corporations. He also managed financial and tax affairs for a variety of corporate clients. Mr. Blankenship received his B.S. in Business Administration from Bowling Green (KY) College of Commerce, and is a retired U.S. Army officer. He holds certificate #871 for state board of accountancy effective 2-14-62.


ITEM 11. EXECUTIVE COMPENSATION

         Mr. Paul Clark, President of the Company received an aggregate salary of $129,600 consisting of cash payments of $33,600.

         Roberta Clark, Secretary to the Company received a salary of $21,600 plus vacation and health benefits.

         No other officer has received a salary in excess of $100,000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the share ownership, as of May 31, 1998, of those persons known to Registrant to be the beneficial owners of more than 5% of Registrant's common stock, $.Ol par value, and by Registrant's officers and directors:

                                         Number of                  Percentage
Name                                     Shares of Shares           Owned
                                         Owned

Paul Clark                                6,631,815                 44.5%
1985 Claypool Alvaton Rd
Bowling Green, Kentucky 42101

Roberta Clark                             6,631,815                 44.5%
1985 Claypool Alvaton Rd
Bowling Green, Kentucky 42101

Albert Blankenship                          131,320                  0.8%
628 Sherwood Drive
Bowling Green, Kentucky 42101

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Following are the related party transactions during the fiscal year ended May 31, 1998.


      a. Loans receivable - shareholder

         As of August 31, 1997 and May 31, 1998, the Company is due an aggregate of $75,914 and $91,352 respectively from Paul Clark. These amounts were advanced without interest and are due on demand.


      b. Loan receivable - shareholder

         As of May 31, 1998, Paul Clark was obligated to repay monies advanced to him by the Company. This amount is due without interest and on demand.

      c. Leased Office Space

         The Company has entered into a three year lease with Paul Clark, President of the Company beginning August 1, 1997, for the lease of an aggregate of 23,976 square feet of office and warehouse space located at Building 1535 Memphis Junction Road, Bowling Green, Kentucky, 42101 for a monthly rent of $ 5,000 per month.

         Rent paid pursuant to this lease agreement for the year ending May 31, 1998 is $45,000. The minimum lease payments for the years ending May 31, 1999 and 2000 of the lease is $60,000 and $60,000 respectively

      d. Officer Salaries

         Mr. Paul Clark, President of the Company received an aggregate salary of $129,600 consisting of cash payments of $33,600.

         Roberta Clark, Secretary to the Company received a salary of $21,600 plus vacation and health benefits.

         No other officer has received a salary in excess of $100,000.

      e. Managerial Relationship

         Mr. Paul Clark is the President of both the Company, B.G. Banking and FBEE. Paul and Roberta Clark are husband and wife.

      f. Change in Managerial Control

         On May 3, 1998, The Company entered into an Agreement with B.G. Banking and FBEE, pursuant these affiliated entities controlled my Paul and Roberta Clark exchanged all the issued and outstanding shares of common stock of these entities for 11,282,250 shares of Maritime's common stock.


                                    Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K


(A)(1) FINANCIAL STATEMENTS

         The following financial statements are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheet for Years Ended May 31, 1998 and August 31, 1997

Consolidated Statements of Operations for Years Ended May 31, 1998, August 31, 1997 and August 31, 1996

Consolidated Statements of Cash Flows for Years Ended May 31, 1998, August 31, 1997 and August 31, 1996

Consolidated Statements of Shareholders' Equity for Years Ended May 31, 1998, August 31, 1997 and September 1, 1996

Notes to Consolidated Financial Statements

(A)(2)

         Financial Statement Schedules All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(A)(3)

Exhibit Number    Description of Document
--------------    -----------------------

       3.1        Certificate of Incorporation of Maritime Transport &
                  Technology, as amended

       3.2        Articles of Incorporation of Financial Building Equipment
                  Exchange, Inc.

       3.3 Articles of Incorporation BG Banking Equipment, Inc., as amended

       3.4        Bylaws of Maritime Transport & Technology

       4          Specimen

       10 Asset Acquisition Agreements, dated may 3, 1998, by and between BG Banking Equipment, Inc. and Maritime Transport and
                  Technology, Inc. (Exhibit 1 in Form 8-K, May 3, 1998)

       16 Letter from Thomas P. Monahan, CPA, starting his concurrence with the Registrant's change in Certifying Accountant (Exhibit
                  16.1 in Form 8-K, July 20 2000.)

       21         Subsidiaries of the Registrant

       23 Letter from Thomas P. Monahan, CPA, regarding their concurrence with the foregoing disclosures.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Maritime Transport & Technology, Inc.


                                    By: /s/ Paul Clark
                                         ---------------------------------
                                         Paul Clark
                                         President, CEO & Director

                                                       3-15-01
                                          --------------------------------
                                                        (Date)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                     By: /s/ Roberta Clark
                                         ---------------------------------
                                         Roberta Clark
                                         Vice President, Secretary & Director

                                                       3/15/01
                                         -------------------------------------
                                                       (Date)


                                     By: /s/ Albert Blankenship
                                         ---------------------------------
                                         Albert Blankenship
                                         Chief Financial Officer

                                                       3-15-01
                                         -----------------------------------
                                                        (Date)