Form 10-K405
period 2000-05-31
BANKERS STORE INC
filed 2001-04-23
CIK 27850

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year May 31, 2000.

                              Commission File No.:


                            THE BANKER'S STORE, INC.
                    (Exact name of Registrant in its charter)

          New York                                      11-2196303
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

               1535 Memphis Junction Road, Bowling Green, KY 42101
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, including Area Code: (270) 781-8453

                      Maritime Transport & Technology, Inc.
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

           Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class                 Name of Each Exchange
                                             on Which Registered

               None                                  N/A

            Securities registered pursuant to Section 12(g) of Act:
                    Common Stock, $.01 par value per share.

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 30, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $310,679.80. This aggregate market value is computed by reference to the last sale price of such common equity on such date.

         14,947,215 shares, $.01 par value per share, as of April 12, 2001 (Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                                     PART I

Item 1.   Business

GENERAL

         This annual report on Form 10-K ("Form 10-K") contains forward-looking statements that are based on current management expectations, forecasts and assumptions. These include, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "plans," "intends," "projects," "future" and similar expressions, references to plans, strategies, objectives and anticipated future performance, and other statements that are not strictly historical in nature. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors that might cause such a difference include, without limitation, those noted under "Factors That May Affect Future Results" or "Market Price of Stock" included elsewhere in this Form 10-K. Readers should also carefully review the risk factors described in other documents that The Banker's Store, Inc. files from time to time with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements. They reflect opinions, assumptions and estimates only as of the date they are made, and The Banker's Store, Inc. undertakes no obligation to publicly update or revise any forward-looking statements in this report, whether as a result of new information, future events or circumstances or otherwise.

INTRODUCTION

         The Banker's Store, Inc. (the "Company") was incorporated under the laws of the State of New York on June 26, 1968 in the name of Inter-County Premium Advancing Corp. The name Inter-County Premium Advancing Corp. was changed to Delhi Chemicals, Inc. during 1976, to Delhi Consolidated Industries, Inc. during 1981,to Maritime Transport and Technology, Inc. during 1987 and The Banker's Store, Inc. on July 13, 2000. During the periods from June 1968 through May 1998, to the Company acquired and/or began to develop, and dispose of, several businesses.

         During May 1998, the Company, which, had no operations, completed the reverse acquisition of B.G. Banking Equipment, Inc. and Financial Building Equipment Exchange, Inc., affiliated companies having common ownership (collectively, "Acquired Companies") (the " Merger"). The Merger had an effective date of June 1, 1998. In connection with the Merger, the Company, which had effectively 3,848,455 shares of common stock outstanding, issued 11,282,250 shares of common stock to the Acquired Companies in exchange for all of the Acquired Companies, 11,282,250 shares of common stock then outstanding.

         As a result of the exchange, the former stockholders of the Acquired Companies became the owners of approximately 75%, and the former stockholders of the Company became the owners of approximately 25% of the 15,130,705 shares of common stock outstanding upon the consummation of the Merger. The Company had no significant operations or assets and liabilities prior to the Merger. Therefore, the Merger was treated, effective as of June 1, 1998, as a "Purchase Business Combination" and a "Reverse Acquisition" for accounting purposes in which the Company was the legal acquirer and the Acquired Companies were the accounting acquirer; the assets and liabilities of the Acquired Companies were recorded at their historical carrying values as of June 1, 1998, and the historical financial statements of the Company prior to June 1, 1998 are those of the Acquired Companies.

PRODUCTS

         The Company sells and services new, used and reconditioned automated teller machines (ATMs), electronic and physical security systems, and various other products used to equip bank facilities. The Company acquires these products through website advertising, yellow pages, trade shows, referrals, direct contact, showroom warehousing, and through the Company's 24 year-old customer base. Sales of equipment are made directly to customers by the Company's sales personnel and by manufacturer's representatives and distributors. The sales support organization works closely with customers and their consultants to analyze and fulfill the customers' needs. Products are sold under contract for future delivery at agreed upon prices. The Company's primary geographic markets are Kentucky and Tennessee. Secondary markets include the states that border Kentucky and Tennessee as well as the Internet.

INDUSTRY

         In the past several years, consolidation in the banking industry has resulted in many large bank holding companies. Manufacturers and service companies have not kept pace with the new larger banks. Geographic spread of branches has created servicing problems. Many banks are unable to find and purchase equipment needed for their day-to-day banking needs. Part of the reason for this is the fact that the large banks have hired most of the experienced professional buyers, and the smaller banks are now faced with less experienced staff, less funds available for purchases in comparison to the larger banks, and limited geographical access to suppliers. Even though there are smaller service companies in almost every area, they still cannot provide service to many of these small banks because of the lack of available parts. The result is a large number of "home town" or limited branch banks which are unable to keep pace with the larger banks in terms of their access to and acquisition of bank equipment such as vault doors, safes, drive-up equipment and ATM's in order to properly manage the bank.

THE SERVICE

         Because the Company handles pre-owned equipment, it has been able to sell many parts desired by banks. The Company is now in the process of cataloging all parts and equipment. The Company thus has specialized equipment that does not age, such as vault doors, safes, and deposit boxes. Most of this equipment costs more to manufacture than the price for which the Company can sell it. The larger banks are now outsourcing to facilities maintenance groups. The Company has become an outsource resource, providing new equipment, pre-owned equipment and replacement parts, and maintenance personnel. The Company views its market to be the smaller banks, and intends to act as an outsource operation for these banks, supplying them with the know-how, sources, and technical expertise needed to acquire and maintain the equipment necessary to run a bank in the new millennium. Because the Company uses pre-owned equipment, it is able to do this at very competitive prices.

THE COMPETITION

         The Company knows of several other entities presently competing for the same market. Many of these companies have greater capital resources, larger staffs and more sophisticated facilities and more experience in the industry than the Company. Such companies may more effectively service clients and be more successful than the Company in their servicing and marketing of the Company's products. There can be no assurance that other companies will not enter the markets developed by the Company or its customers. Furthermore, there can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

EMPLOYEES

         Currently, the Company employs 20 full time employees, Paul D. Clark as President and Roberta Clark as corporate Secretary. Two persons are employed in sales and four persons are employed in office/clerical capacities. In addition, there are 12 persons engaged in installation and service in the field.

Item 2.   Properties

         The Company presently occupies 23,976 square feet of office and warehouse space located at 1535 Memphis Junction Road, Bowling Green, Kentucky, for a monthly rental of $5,000, plus applicable real estate taxes and maintenance expenses, pursuant to a three year lease agreement dated August 1, 1998, by and between the Company, and the Company's President, Paul D. Clark.

Item 3.   Legal Proceedings

         As of May 31, 2000, and as of the date of this Annual Report on Form 10-K, the Company was involved in the following litigation:

         On February 29, 2000, the Company was named as a defendant (under the names The Bank Store, Inc. and B.G. Banking Equipment, Inc. ("BGB")) in an action filed in the United States District Court in Florida by Alexander C. Brosda and Andrew Seim. The action alleges that the Company violated the Securities Exchange Act of 1934, as amended, and various Florida statutes, by failing to effect the exchange of 150,000 shares of BGB common stock held by Messrs. Brosda and Seim for 225,000 shares of the common stock of the Company. On June 5, 2000, the Company filed a motion to dismiss the complaint for failure to state a claim, improper venue, and lack of jurisdiction. On January 23, 2001, the court dismissed the plaintiffs' claims related to the Securities Exchange Act of 1934, as amended, but allowed twenty (20) days to file an amended complaint. Because the complaint otherwise presented only pendent state claims, the court also held that these pendent state claims would be subject to dismissal if no proper amendment was filed. Plaintiffs failed to file such amendment, and, accordingly, all claims were dismissed by the court.

         On March 7, 2000, the Company filed an action in the New York State Supreme Court, New York County, against, inter alia, Taurus Investments International, Inc., a corporation domiciled in Nevada, as wells as Messrs. Seim and Brosda. The action seeks an amount of not less than $1.7 million for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeks an accounting of the books and records of Taurus Investments International, Inc. The action arises out of BGB's confidential private placement memorandum, dated January 31, 1998, for the sale of 3,000,000 shares of common stock at a price of $1.00 per share. Taurus Investments International, Inc. filed a motion to dismiss the action, which was denied on October 5, 2000. On November 15, 2000, a motion was filed by counsel for Taurus Investments International, Inc., to be relieved as counsel, and such motion was granted. On December 14, 2000, the court granted a motion by the Company for a default judgment with respect to Messrs. Seim and Brosda, and Taurus International Investment, Inc., and the Company is awaiting a date for a hearing on the damages it can recover against such parties. The action is continuing with respect to the other defendants in the matter, namely, Stamford Financial Consulting, Inc. and George C. Bergleitner, Jr.

         The Company is unable to predict at this time the outcome of these pending matters, and is further unable to predict what, if any, impact an adverse decision in one or more of these cases would have on the financial condition of the Company. The Company is actively prosecuting each of these matters.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to the shareholders of the Company during the fiscal year ended May 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) Market Information. The principal market on which the Company's Common Stock is traded is the NASD OTC Bulletin Board ("OTCBB"). The ticker symbol for the Company's Common Stock is BSTR. The following table sets forth the average high and low bid information for the Company's Common Stock for each quarter since August 31, 1998. This information was obtained from the OTCBB. As these are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdowns, or commissions, and may not represent actual transactions.

For the quarter ended:                             High      Low
----------------------                             ----      ---
August 31, 1998                                     .42     .33
November 30, 1998                                  1.42     .71
February 28, 1999                                  2.25    1.13
May 31, 1999                                       3.29    1.63

August 31, 1999                                    2.30    1.33
November 30, 1999                                  1.15     .31
February 29, 2000                                  1.22     .66
May 31, 2000                                        .51     .46

         (b) Holders. The approximate number of holders of record of the Company's common stock, as of March 31, 2001 was 908. This information was obtained from Liberty Transfer Company, the Company's transfer agent.

         (c) Dividends. No dividends have been paid on the Company's common stock, and the Company does not foresee paying any dividends on its common stock.

         The Company has issued an aggregate of 100,000 shares of common stock pursuant to an S-8 Stock option plan as follows: 50,000 shares of common stock to Irv Fisher and 50,000 shares to Allen Sanders, in consideration for consulting services valued at an aggregate of $200,000.

         In January, 1999, the Company received for cancellation 675,000 shares of common stock that were issued as part of the acquisition of B.G. Banking and FBEE and to be distributed to Andrew Seim, Alexander C. Brosda and George Berglietner.

         During the year ended May 31, 1999, the Company has sold through two private placement offerings an aggregate of 232,250 shares of common stock for an aggregate consideration of $169,000, prior to expenses relating to the offering of $59,226. The first private placement consisted of 42,500 shares of common stock sold at an aggregate of $42,500 or $1.00 per share and the second private placement consisted of 189,750 shares of common stock sold for an aggregate of $126,500 or $0.67 per share.

         During the year ended May 31, 2000, the Company converted $38,500 of debt into 38,500 shares of common stock having a value of $1 per share. In addition, it issued 105,670 shares of common stock for consulting services valued at $135,300 or $1.28 per share.

         During the year ended May 31, 2000, the Company also sold 15,000 shares of common stock through a private placement and received $11,808, net of $3,192 of expenses.

Item 6. Selected Financial Data

         The following tables present, for each of the last five fiscal years of the Company: (i) the net sales or operating revenues; (ii) the income/loss from operations; (iii) the basic income/loss from operations per common share; (iv) total assets; (v) long term obligations; and (vi) cash dividends declared per common share. Reference should be made to the notes to the financial statements contained in Item 8 of this Annual Report on Form 10-K for a further discussion of some of the matters presented in this table.

The following table sets forth operating data as a percentage of net sales:





                                                                 As of and for        As of and for       As of and for
                              As of and for the Year                the Year             the Year           the Year
                                   Ended May 31,                  Ended May 31,      Ended August 31,    Ended August 31,
                             2000                1999                 1998                1997               1996
                             ----                ----                 ----                ----               ----
Net Revenues             $ 2,090,432         $ 1,933,737           $ 1,065,802         $ 1,401,301       $ 1,133,853
Net Income (Loss)
from Operations          $  (261,942)        $   (21,332)          $   (86,742)        $    59,080       $     8,741
Basic Income (Loss)
Per Common Share         $      (.02)        $        --           $      (.01)        $        --       $        --
Total Assets             $ 1,244,010         $ 1,105,167           $   788,601         $   652,491       $   412,736
Long-term
Obligations              $    17,272         $     8,274           $    13,855         $       -0-       $        -0-
Cash Dividends           $       -0-         $       -0-           $       -0-         $       -0-       $        -0-


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED "BUSINESS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY DISCLAIMS, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

         The Banker's Store, Inc. ("Company") was established in 1968. The Company remained dormant for many years until it entered into an agreement with B.G. Banking Equipment, Inc. ("B.G. Banking") and Financial Building Equipment Exchange, Inc. ("FBEE"), both affiliated Kentucky corporations,controlled by Paul and Roberta Clark. Pursuant to such agreement, the Company exchanged 11,282,250 shares of common stock for all the issued and outstanding shares of common stock of these entities. The aforementioned transaction has been accounted for as a reverse merger involving a shell company, effectively a recapitalization of B.G. Banking and FBEE (the operating companies/accounting acquirers). Accordingly, the historical financial statements of the operating companies are presented as the historical financial statements of the Company. The results of operations of the Company (legal acquirer) are included in the consolidated financial statements since June 1, 1998, the effective date of the merger. The Company (which consists of B.G. Banking, FBEE, and the Company) is now in the business of the buying, selling, trading and refurbishing of financial equipment for banks and other financial institutions. The Company markets the products throughout the United States primarily through direct sales to financial institutions and other distributors supported by the Company's direct sales force and soliciting new contacts through its presence on the Internet.

         The Company anticipates that its results of operations may fluctuate in the foreseeable future due to several factors, including whether and when new products at competitive prices are obtained; the availability of good used banking and banking related equipment and furniture at favorable prices; market acceptance of current or new products; delays; inefficiencies; shipment problems; seasonal customer demand; the timing of significant orders; competitive pressures on selling prices and changes in the mix of products sold.

         Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, order cancellations or order rescheduling or remanufacturing or delays. The Company purchases and resells new merchandise and refurbishes existing inventory and ships its other products shortly after receipt of orders and has not developed a significant backlog for such products and does not anticipate it will develop a material backlog for such products in the future.

         Because the Company is continuing to increase its operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts were unsuccessful or were subject to delays.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales:


                                             Year Ended                Nine Months
                                               May 31,                Ended May 31,
                                         2000            1999             1998
                                         ----            ----             ----
Revenues                                100.0%          100.0%           100.0%
Cost of Goods Sold                       78.6%           51.7%            43.6%
                                        ------          ------           -----
Gross Profit                             21.4%           48.3%            56.4%

Selling, General and
Administrative                           34.0%           49.2%            64.1%
                                        -----            -----           -----
Income (loss) from
Operations                              (12.6%)          (.9)%           (7.7)%

Other Income
(Expense)                                  .1%           (.2)%            (.4)%
                                         ----           ------           -----
Net Income (loss)                       (12.5%)         (1.1)%           (8.1)%
                                       ========         ======           =====


RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2000 AS COMPARED TO THE YEAR ENDED MAY 31, 1999.

         For the year ended May 31, 2000, the Company generated net sales of $2,090,432 as compared to $1,933,737 for the year ended May 31, 1999, an increase of $156,695. The Company's cost of goods sold for the year ended May 31, 2000 was $1,642,860 as compared to $999,847 for the year ended May 31, 1999. The Company's gross profit on sales was $447,572 for the year ended May 31, 2000 as compared to $933,890 for the year ended May 31, 1999. The increase in sales is the direct result of increased market penetration and having established an Internet presence allowing customers to have direct on-line access to inventory availability and to pictures of the products they are interested in purchasing. Cost of goods sold was higher than the cost of goods sold for the previous period mainly due to (i) the Company's introduction of new products as opposed to primarily selling refurbished products, which such products carry a higher cost of goods sold and (ii) the number of jobs requiring installation of equipment, which also results in a higher cost of goods sold. During the year ended May 31, 2000, the Company's percentage of sales consisted more of new products as opposed to refurbished products. Although the unit sales price of a new product is greater than a refurbished product, the gross margin is significantly less because product cost is significantly more even with the cost to refurbish included. In addition, during the year ended May 31, 2000, an increased number of the Company's sales required some kind of installation, which, although profitable, results in reduced margins.

         Selling, general and administrative expenses for the year ended May 31, 2000 were $712,200 as compared to $925,005 for the year ended May 31, 1999, a decrease of $239,805. These expenses decreased mainly due to (i) management decreasing its spending on the Company's infrastructure primarily in the area of salaries and commissions of approximately $300,000, until such time as sales volume and profitability increases; (ii) the Company's issuance of $64,700 less in common stock for services rendered, a non-cash charge, during the year ended May 31, 2000; and (iii) approximately $93,000 of an increased provision for bad debts.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 1999 AS COMPARED TO THE NINE MONTHS ENDED MAY 31, 1998

         For the year ended May 31, 1999, the Company generated net sales of $1,933,737 as compared to $1,065,802 for the nine months ended May 31, 1998, an increase of $867,935. The Company's cost of goods sold for the year ended May 31, 1999 was $999,847 as compared to $465,015 for the nine months ended May 31, 1998. The Company's gross profit on sales was $933,890 for the year ended May 31, 1999 as compared to $600,787 for the nine months ended May 31, 1998. The increase in sales business, being a full year as opposed to a nine month period, is the direct result of increased market penetration and having established an Internet presence allowing customers to have direct on-line access to inventory availability and have access to pictures of the products they are interested in purchasing. Cost of goods sold as a percentage of net sales was slightly higher than the cost of goods sold for the previous period as a result of a slightly higher ratio of new equipment being sold compared to used equipment sold for the period (the cost of purchasing and refurbishing equipment for resale is significantly lower than the cost of purchasing new equipment).

         Selling, general and administrative expenses for the year ended May 31, 1999 was $952,005 as compared to $683,253 for the nine months ended May 31, 1998, an increase of $268,752. These increased selling, general and administrative expenses were, business being for a full year as opposed to a nine-month period, undertaken to create the infrastructure necessary to meet the Company's marketing and production goals. As a percent of sales, this cost actually decreased by 14.9% during the current year. Selling, general and administrative expenses further increased during the year ended May 31, 1999 due to the issuance of common stock for the consulting services in the amount of $200,000, a non-cash change.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations through revenues from operations, private placements of equity securities, debt and capital lease financing and interest income earned on net proceeds from the private placements. Since its reorganization, the Company has raised approximately $122,000 in net proceeds from the private placement of equity securities and $66,000 from officer loans.

         As of May 31, 2000, the Company has cash and cash equivalents of $161,385 and working capital of $392,186. In addition, during the year ended May 31, 2000, the Company utilized $35,182 in operating activities, principally due to an increase in inventory expense and accounts receivable. Financing activities provided cash of $98,291 consisting of proceeds from investors and advances from officers. Investing activities used $23,885 of cash, consisting principally of purchases of fixed assets.

         The Company is evaluating various alternatives in addressing its future facilities expansion needs. The alternatives being evaluated include the leasing of additional facility space and/or the purchase of additional property to build a new or additional office and warehouse facility. Relocation to a new facility or leasing of additional space would be expected to result in an increase in rent upon occupancy.

         The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities, and facilities expansion needs. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's operations do not involve the use of market risk sensitive instruments, such as options, swaps, forwards, futures or debt instruments, and, as such, there is no discussion contained in this annual report on Form 10-K relating to the quantitative and qualitative disclosures about market risk.

Item 8.   Financial Statements and Supplementary Data


                                                      I N D E X

                                                                      PAGE
                                                                      ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              12

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT                     13

CONSOLIDATED:
     BALANCE SHEETS
         MAY 31, 2000 AND 1999                                        14

     STATEMENTS OF OPERATIONS
         YEARS ENDED MAY 31, 2000 AND 1999 AND NINE
         MONTHS ENDED MAY 31, 1998                                    15

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         YEARS ENDED MAY 31, 2000 AND 1999 AND NINE
         MONTHS ENDED MAY 31, 1998                                    16

     STATEMENTS OF CASH FLOWS
         YEARS ENDED MAY 31, 2000 AND 1999 AND NINE
         MONTHS ENDED MAY 31, 1998                                    17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            18-24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
The Banker's Store, Inc.


We have audited the consolidated balance sheet of THE BANKER'S STORE, INC. AND SUBSIDIARIES (formerly Maritime Transport & Technology, Inc.) as of May 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Banker's Store, Inc. and Subsidiaries as of May 31, 2000, and their results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                       J.H. Cohn LLP



Roseland, New Jersey
July 28, 2000, except for Note 7
which is as of January 23, 2001

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
The Banker's Store, Inc.


I have audited the accompanying consolidated balance sheet of The Banker's Store, Inc. and Subsidiaries (formerly Maritime Transport & Technology, Inc.) as of May 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended May 31, 1999 and for the nine months ended May 31, 1998. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Banker's Store, Inc. and Subsidiaries as of May 31, 1999, and their results of operations and cash flows for the year ended May 31, 1999 and for the nine months ended May 31, 1998, in conformity with generally accepted accounting principles.


                                                       Thomas P. Monaghan, CPA


Paterson, New Jersey
September 8, 1999

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2000 AND 1999

                        ASSETS                                             2000               1999
                        ------                                          ----------         ----------
Current assets:
     Cash and cash equivalents                                          $  161,385         $  122,161
     Accounts receivable, net of allowance for doubtful
         accounts of $16,359 in 2000                                       348,586            397,467
     Inventories                                                           576,633            508,017
     Prepaid expenses and other current assets                              27,701             10,525
                                                                        ----------         ----------
              Total current assets                                       1,114,305          1,038,170

Equipment and improvements, net of accumulated
     depreciation and amortization                                         102,242             35,702
Other assets                                                                 7,463             31,295
                                                                        ----------         ----------

              Totals                                                    $1,224,010         $1,105,167
                                                                        ==========         ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
         Current portion of long-term debt                              $   15,895         $    7,268
         Accounts payable and accrued expenses                             300,954            245,622
         Customer deposits                                                 133,697             70,123
         Advances from principal stockholder                               229,573            174,527
         Private placement funds in dispute                                 42,000             38,400
                                                                        ----------         ----------
                           Total current liabilities                       722,119            535,940

Long-term debt, net of current portion                                      17,272              8,274
                                                                        ----------         ----------
                           Total liabilities                               739,391            544,214
                                                                        ----------         ----------

Contingencies

Stockholders' equity:
         Common stock, $.01 par value; 40,000,000 shares
                  authorized; 14,947,215 and 14,787,955 shares
                  issued and outstanding                                   149,473            147,880
         Additional paid-in capital                                        497,216            313,201
         Retained earnings (accumulated deficit)                          (162,070)            99,872
                                                                        ----------         ----------
                           Total stockholders' equity                      484,619            560,953
                                                                        ----------         ----------

                                    Totals                              $1,224,010         $1,105,167
                                                                        ==========         ==========

                 See Notes to Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED MAY 31, 2000 AND 1999 AND
                         NINE MONTHS ENDED MAY 31, 1998






                                                              Years Ended May 31,             Nine Months
                                                       ------------------------------          Ended May
                                                           2000               1999              31, 1998
                                                       ----------          ----------         ------------
Revenue                                                $2,090,432          $1,933,737         $ 1,065,802

Cost of goods sold                                      1,642,860             999,847             465,015
                                                       ----------          ----------         -----------

Gross profit                                              447,572             933,890             600,787

Selling, general and administrative expenses              712,200             952,005             683,253
                                                       ----------          ----------         -----------

Loss from operations                                     (264,628)            (18,115)            (82,466)
                                                       ----------          ----------         -----------

Other income (expense):
     Interest income                                        5,134               3,220              2,646
     Interest expense                                      (2,448)             (6,437)            (6,922)
                                                       ----------          ----------         -----------
         Totals                                            (2,686)             (3,217)            (4,276)
                                                       ----------          ----------         -----------

Net loss                                               $ (261,942)         $  (21,332)        $  (86,742)
                                                       ==========          ==========         ==========

Basic loss per common share                            $     (.02)         $    (  - )        $     (.01)
                                                       ==========          ==========         ==========

Weighted average number of common
     shares outstanding                                14,915,561          14,899,455         15,130,705
                                                       ==========          ==========         ==========



                 See Notes to Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      YEARS ENDED MAY 31, 2000 AND 1999 AND
                         NINE MONTHS ENDED MAY 31, 1998




                                                                                                       Retained
                                                                                                       Earnings
                                                             Common Stock            Additional        (Accum-
                                                      ------------------------        Paid-in          ulated
                                                        Shares          Amount        Capital          Deficit)         Total
                                                      ----------      ---------      ----------      ----------       ---------

Balance, September 1, 1997                            11,282,250      $ 112,822                      $  207,946       $ 320,768

Effective issuance of shares in
     connection with reverse
     acquisition                                       3,848,455         38,485                                          38,485

Net loss                                                                                                (86,742)        (86,742)
                                                      ----------      ---------                      ----------        --------

Balance, May 31, 1998                                 15,130,705        151,307                         121,204         272,511

Issuance of shares for consulting
     fees                                                100,000          1,000      $ 199,000                          200,000

Conversion of debt into shares                           232,250          2,323        107,451                          109,774

Cancellation of shares                                  (675,000)        (6,750)         6,750

Net loss                                                                                                (21,332)        (21,332)
                                                      ----------      ----------     ---------       ----------       ---------

Balance, May 31, 1999                                 14,787,955        147,880        313,201           99,872         560,953

Conversion of debt into shares                            38,500            385         38,115                           38,500

Issuance of common shares
     through private placements,
     net of expenses of $3,192                            15,000            150         11,658                           11,808

Issuance of shares for consulting fees                   105,760          1,058        134,242                          135,300

Net loss                                                                                               (261,942)       (261,942)
                                                      ----------      ----------     ---------       ----------       ---------

Balance, May 31, 2000                                 14,947,215      $  149,473     $ 497,216       $ (162,070)      $ 484,619
                                                      ==========      ==========     =========       ==========       =========



                 See Notes to Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED MAY 31, 2000 AND 1999 AND
                         NINE MONTHS ENDED MAY 31, 1998


                                                                                       Years Ended May 31,      Nine Months
                                                                                    ----------------------       Ended May
                                                                                       2000          1999         31, 1998
                                                                                    ---------     ---------     ----------
Operating activities:
     Net loss                                                                       $(261,942)    $ (21,332)    $ (86,742)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                                 15,361        46,367        45,938
         Issuance of common stock for services                                        135,300       200,000
         Provision for bad debts                                                       93,428
         Changes in operating assets and liabilities:
              Accounts receivable                                                     (44,547)      (87,382)     (127,906)
              Inventories                                                             (98,146)     (138,650)       (9,404)
              Prepaid expenses and other current assets                               (17,176)         (400)       (5,920)
              Other assets                                                             23,634
              Accounts payable and accrued expenses                                    55,332        45,631        46,340
              Customer deposits                                                        63,574         8,717        12,853
                                                                                    ---------     ---------     ---------
                  Net cash provided by (used in) operating activities                 (35,182)       52,951      (124,841)
                                                                                    ---------     ---------     ---------
Investing activities:
     Notes receivable - nonaffiliate                                                                (30,490)       (4,423)
     Capital expenditures                                                             (24,083)      (38,026)      (39,684)
     Notes receivable - affiliate                                                         198                     (15,438)
                                                                                    ---------     ---------     ---------
                  Net cash used in investing activities                               (23,885)      (68,516)      (59,545)
                                                                                    ---------     ---------     ---------
Financing activities:
     Proceeds from long-term debt                                                                                 102,955
     Principal payments of long-term debt                                             (10,663)     (107,651)
     Loan payable - investors                                                          53,908        61,782        86,392
     Loan payable - officers                                                           55,046       108,006
                                                                                    ---------     ---------     ---------
                  Net cash provided by financing activities                            98,291        62,137       189,347
                                                                                    ---------     ---------     ---------
Net increase in cash and cash equivalents                                              39,224        46,572         4,961
Cash and cash equivalents, beginning of period                                        122,161        75,589        70,628
                                                                                    ---------     ---------     ---------
Cash and cash equivalents, end of period                                            $ 161,385     $ 122,161     $  75,589
                                                                                    =========     =========     =========
Supplemental disclosure of cash flow information:
     Interest paid                                                                  $   2,448     $   6,437     $   6,922
                                                                                    =========     =========     =========
Supplemental disclosure of noncash investing and financing
     activities:
     Property and equipment financed through debt                                   $  28,288
                                                                                    =========
     Inventory transferred to fixed assets                                          $  29,530
                                                                                    =========
     Issuance of shares of common stock for conversion of
         loan payable - investors                                                   $  38,500     $ 154,882
                                                                                    =========     =========
     Increase in loan payable - investor                                                          $  93,100
                                                                                                  =========
     In consideration for consulting fees                                                                       $  45,108
                                                                                                                =========
     Inventory financed through:
         Satisfaction of and additional loan payable - officers                                   $ 177,913
                                                                                                  =========
         Satisfaction of note receivable - affiliate                                              $  40,699
                                                                                                  =========


                 See Notes to Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies:

           Organization and principles of consolidation:

                  The Banker's Store, Inc. (the "Company") was incorporated under the laws of the State of New York on June 26, 1968. The Company changed its name effective July 13, 2000. On May 31, 1998, the Company completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc. ("FBEE"), both Kentucky corporations, in exchange for 11,282,250 shares of its common stock. The acquisition of B.G. Banking and FBEE by the Company has been accounted for as a reverse merger involving a shell company, effectively a recapitalization of B.G. Banking and FBEE (the operating companies/accounting acquirers). Accordingly, the historical financial statements of the operating companies are presented as the historical financial statements of the registrant. The results of operations of the Company (legal acquirer) are included in the consolidated financial statements since May 31, 1998, the date of the merger. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is in the business of buying, selling, trading and refurbishing financial equipment for banks and other financial institutions.

            Basis of financial statement presentation:

                  The consolidated statements of operations, changes in stockholders' equity and cash flows for the nine months ended May 31, 1998 consist of a short nine month year ("short-year"). Upon completing the aforementioned reverse merger, B.G. Banking and FBEE changed their fiscal year ends to May 31 from August 31 to coincide with the Company's fiscal year end.

           Use of estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

           Revenue recognition:

                  Revenue is recognized when products are shipped or services are rendered.

           Cash and cash equivalents:

                  The Company considers all highly-liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

           Inventories:

                  Inventories, consisting primarily of goods available for sale, are stated at the lower of cost or market utilizing the first-in, first-out method.

           Equipment and improvements:

                  Equipment and improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization have been provided utilizing the straight-line method over the estimated useful lives of the assets.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and summary of significant accounting policies
(concluded):

           Customer deposits:

                  Customer deposits represent amounts advanced by customers at the time orders were placed and are used to reduce the customers' accounts receivable balances upon shipment of the order.

           Advertising expenses:

                  The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material during the years ended May 31, 2000 and 1999 and the nine months ended May 31, 1998.

           Net earnings (loss) per share:

                  The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the years ended May 31, 2000 and 1999 and the nine months ended May 31, 1998.

            Impairment of long-lived assets:

                  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as equipment and improvements, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amount.

           Income taxes:

                  The Company accounts for income taxes pursuant to the asset and liability method which requires that deferred income tax assets and liabilities be computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. At May 31, 2000 and 1999, deferred tax assets and liabilities were not material.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and summary of significant accounting policies
(concluded):

           Reclassifications:

                  Certain accounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

Note 2 - Equipment and improvements:

           Equipment and improvements consist of the following:

                                                Range of
                                                Estimated
                                               Useful Lives            2000             1999
                                               -------------         --------         --------
                  Building
                  Building improvements
                  Machinery and equipment      3 to 10 years         $147,661         $109,187
                  Transportation equipment           5 years          203,935          165,568
                  Computer equipment                 5 years           16,983           14,256
                  Furniture and fixtures             5 years           34,652           33,563
                  Leasehold improvements             3 years           20,065           18,821
                                                                    ---------         --------
                      Totals                                          423,296          341,395
                  Less accumulated depreciation and amortization      321,054          305,693
                                                                    ---------         --------
                      Totals                                         $102,242         $ 35,702
                                                                     ========         ========

           Depreciation and amortization amounted to $15,361, $46,367 and $45,938 for the years ended May 31, 2000 and 1999 and the nine months ended May 31, 1998, respectively.

Note 3 - Long-term debt:

           Long-term debt consists of the following notes which are collateralized by transportation equipment:

                                                                                   2000         1999
                                                                                 -------       -------

                  9% notes, payable in monthly installments of $642,
                  including interest and maturing in March 2003                  $19,178

                  11% notes, payable in monthly installments of $643,
                  including interest and maturing at various times
                  through June 2001                                                6,395       $ 4,570

                  7.75% notes, payable in monthly installments of $343,
                  including interest and maturing in May 2002                      7,594        10,972
                                                                                 -------       -------

                                                               Totals             33,167        15,542
                                                 Less current portion             15,895         7,268
                                                                                 -------       -------

                                                    Long-term portion            $17,272       $ 8,274
                                                                                 =======       =======



                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Note 3 - Long-term debt (concluded):

           Principal amounts due under the above obligations in each of the years subsequent to May 31, 2000 are as follows:

          Year Ending
            May 31,                                         Amount
            -------                                         ------
            2001                                           $15,895
            2002                                            11,117
            2003                                             6,155
                                                           -------


           Total                                           $33,167
                                                           =======

Note 4 - Advances from principal stockholder:

           During May 1999, the Company purchased $295,067 of inventory from its president and principal stockholder. The Company's purchase price represented the historical cost of these products.

           In addition, from time-to-time, the president and principal stockholder advances cash to the Company. These advances are noninterest bearing and are to be repaid upon demand.

Note 5 - Income taxes:

           As of May 31, 2000, the Company had net operating loss carryforwards of approximately $475,000 available to reduce future Federal taxable income which will expire at various dates through 2019. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitation, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $195,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of May 31, 2000. The Company recognized no income tax benefit for the loss generated for the years ended May 31, 2000 and 1999 and for the nine months ended May 31, 1998.


           The Company had also offset the potential benefits from net operating loss carryforwards of approximately $67,000 and $45,000 by equivalent valuation allowances as of May 31, 2000, 1999 and 1998, respectively.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Related party transactions:

           Rent:
                  On August 1, 1998, the Company entered into a three-year operating lease with its president and principal stockholder for the lease of an aggregate of 23,976 square feet of office and warehouse space located in Bowling Green, Kentucky. The lease provides for a monthly rent of $5,000 plus applicable real estate taxes and maintenance expenses.


                  The Company is obligated to its president and principal stockholder for rent under the aforementioned lease in each of the years subsequent to May 31, 2000 as follows: $60,000 in 2001 and $10,000 in 2002.


                  Related rent expense amounted to $62,482, $60,000 and $45,000 for the years ended May 31, 2000 and 1999 and the nine months ended May 31, 1998, respectively.




Note 7 - Contingencies:

           Private placement - B.G. Banking:

                  Prior to the Company's reverse acquisition with B.G. Banking and FBEE (see Note 1), B.G. Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers to shares of B.G. Banking's common stock were offered and they received shares of common stock in the Company at a ratio of one (1) share of B.G. Banking common stock to one and one-half (1.5) shares of the Company's common stock. The Company issued 189,750 shares of its common stock in satisfaction of the subscription agreements at a value of $.67 per share.

                  Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) ("Taurus"), and as directors of B.G. Banking prior to its acquisition by the Company and subsequent to when they became directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of May 31, 2000, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

                  Based upon the accounting provided by Taurus to the Company, the Company may be liable for the issuance of up to 329,500 shares of common stock if and when Taurus substantiates its representation as to the number of shares of common stock sold and the aggregate consideration. This number of shares represents the number of shares admittedly sold by Taurus for which the purchases have as yet remained unidentified.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Contingencies (continued):

           Private placement - B.G. Banking (concluded):
                  The Company may also be forced to defend itself against actions to be brought by unknown subscribers to shares of common stock of B.G. Banking whose purchase price has never been disclosed or delivered to the Company. The Company is aware of one alleged purchaser who claims to have delivered funds to Taurus and whose funds were apparently not turned over to the Company. In the opinion of management, the Company has no liability to such purchasers and intends to vigorously defend such actions, if and when brought.


                  The Company has received approximately $42,000 from Taurus relating to the purchase of shares by an unknown investor in June 1999. The Company is holding such funds in escrow pending disposition.


                  As of May 31, 2000, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.


           Litigation: On February 29, 2000, Alexander C. Brosda and Andrew Seim filed an action in the United States District Court in Florida against the Company. The action alleges that the Company violated the Securities Exchange Act of 1934, as amended, and various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Brosda and Seim for 225,000 shares of the Company's common stock. On June 5, 2000, the Company filed a motion to dismiss the complaint for failure to state a claim, improper venue and lack of jurisdiction. On January 23, 2001, the court dismissed plaintiffs' claims alleging violations of the Securities Exchange Act of 1934, as amended. Plaintiffs did not file an amended complaint, and the action has been dismissed by the court without prejudice.


                  On March 7, 2000, the Company filed an action in the Supreme Court of New York against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and is seeking an accounting of Taurus' books and records. The action arises out of B.G. Banking's confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On November 15, 2000, a motion filed by Taurus' counsel to be relieved as counsel was granted. On December 14, 2000, the court granted the Company oral motion for the entry of a default judgment against Taurus. The Company is awaiting a date for a hearing on plaintiff's damages. The Company intends to continue to litigate this action.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Note 7 - Commitments and contingencies (concluded):

           Concentration of credit risk:
                  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. The Company's cash balances with financial institutions, at times, may exceed Federal Deposit Insurance Corporation insured limits. During 2000, the Company had one customer which accounted for approximately 13% of sales. The Company's receivable from the major customer was approximately 30% of total accounts receivable. During 1999 and 1998, no such concentration existed.



Note 8 - Fair value of financial instruments:

                  The Company's material financial instruments at May 31, 2000 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable and accounts payable, advances from principal stockholder and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair value because of their liquidity and/or their short-term maturities; (ii) long-term debt was carried at values that approximated its fair values because it had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics and
                  (iii) although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from the principal stockholder, because of the relationship of the Company and its stockholders, it believes that these advances will be repaid on a short-term basis and, accordingly, the carrying value of the advances approximate fair value.

Item 9. Changes in and Disagreements With Accountants on Accounting And Financial Disclosure

         On July 20, 2000 the Board of Directors of The Banker's Store Inc. ("Company") appointed the firm of J.H. Cohn LLP as the Company's auditors replacing Thomas P. Monahan, CPA ("Monahan") who was dismissed by the Board of Directors effective the same date, as reported on Form 8-K on July 25, 2000.

         The decision to dismiss Monahan was recommended and approved by the Company's Board of Directors. In addition, the Company's Board of Directors has retained J.H. Cohn LLP as its new independent public accountant.

         None of the reports of Thomas P. Monahan, CPA, on the Company's audited financial statements for the year ended May 31, 1999 and the nine months May 31, 1998 and the unaudited financial statements for the interim periods through July 20, 2000 contained an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of the Company's financial statements as of and for the year ended May 31, 1999 and the nine months since May 31, 1998 and for the Company's unaudited financial statements for the interim periods through July 20, 2000, there have been no disagreements with Thomas P. Monahan, CPA, on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of Thomas P. Monahan, CPA, would have caused Monahan to make references to his reports on the Company's financial statements as of and for the years ended May 31, 1999 and the nine months since May 31, 1998, and none of the events described in Item 304(a)(1)(v) of Regulation S-K occurred during such period with respect to the Company or Monahan.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

All information presented in this Item is as of May 31, 2000.

         The following table and notes thereto lists: (1) the names and ages of all directors and executive officers of the Company; (2) the positions and offices that each person holds with the Company; (3) the term of office as a director and/or executive officer, and the period during which the person has served as a director and/or executive officer; and (4) any arrangement or understanding between the director and/or executive officer and any other person, pursuant to which they are, or are to be, selected as a director and/or executive officer*.

Name                            Age              Position
----                            ---              --------

Paul D. Clark**                  55     President, Director, and Chief Executive
                                        Officer

Roberta Clark**                  54     Secretary and Director

Albert Blankenship               65     Chief Financial Officer and Director


Paul D. Clark, Mr. Clark is the founder of B.G. Banking Equipment, Inc. (Formerly AAA Alarms and Services, Inc., March 1977) He has been President, CEO and a Director of the Company since 1998. He has worked in a variety of management and sales positions in the electronic security and banking equipment industries as well as the U.S. Navy. His education and training were from several technical schools including an Industrial Electronics degree received in 1970. Mr. Clark also received medical electronics specialist training as an interior communication electrician with the United States Naval Submarine Service. Mr. Clark also attends specialized educational courses annually to stay current in the field of security.

ROBERTA CLARK, Ms. Clark has been a Director and Secretary of the Company since May, 1998. From 1977 to 1998, Ms. Clark served in similar positions at AAA Alarms. She attended Colorado State University in Fort Collins, Colorado. In 1962 she received a B.A. in Art and in 1966 a Masters Degree in Art.

ALBERT E. BLANKENSHIP, Mr. Blankenship has been the Chief Financial Officer and a Director of the Company since 1998. From approximately 1990, he has been a practicing accountant. He has extensive financial experience in a variety of industries, with both publicly and privately held corporations. He also managed financial and tax affairs for a variety of corporate clients. Mr. Blankenship received his B.S. in Business Administration from Bowling Green (KY) College of Commerce, and is a retired U.S. Army officer. He holds certificate #871 for state board of accountancy effective 2-14-62.

* There are no arrangements or understandings between any director and/or executive officer and any other person, pursuant to which they are, or are to be, selected as a director and/or executive officer.

** Paul D. Clark and Roberta Clark are husband and wife.

None of the directors, officers, promoters or control persons have, in the last five years:

         1. Had any voluntary or involuntary bankruptcy with any other company, general partnership or executive officership.

         2. Had any conviction in a criminal proceeding nor was subjected to a pending criminal proceedings.

         3. Been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoined, barred, suspended or otherwise limited in their involvement in any type of business, securities or banking activities.

         4. Been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on a review of Forms 3 and 4, and amendments thereto furnished to the Company under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, all reports required under
Section 16(a) of the Securities Exchange Act of 1934 were timely filed.

Item 11. Executive Compensation

         The following table sets forth the salary for Company's last three completed fiscal years for the named executive officers. Unless otherwise indicated, no bonus, other annual compensation, restricted stock awards, securities underlying options or stock appreciation rights, long term incentive plan payouts, or other long-term compensation was awarded.

                           Summary Compensation Table


       Name and Principal Position                                  Annual Compensation
       ---------------------------            --------------------------------------------------------------
                                              Year              Salary                Bonus            Other
                                              ----              ------                -----            -----
Paul D. Clark, Chief Executive                2000              $43,600                --               --
Officer
                                              1999              $33,600                --               --

                                              1998              $33,600                --               --

No executive officer was compensated in excess of $100,000 for the past three
(3) fiscal years.

Directors' Compensation.

         The Directors have not received any compensation for their services.

         The Company has not adopted, for the benefit of any employee, any retirement, pension, profit sharing, stock option or insurance programs or similar programs.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements.

         On February 1, 1998, the Company entered into an employment agreement ("Employment Agreement") with Paul D. Clark, in which the Company employed Mr. Clark for a successive three-year term. The agreement provides for an initial base salary of $78,000 per year, and further provides for family health insurance, a $100,000 whole life insurance plan, 15 vacation days and five (5) personal days.

         Mr. Clark's Employment Agreement is terminable upon the occurrence of anyone of the following: (1) employee's death, (2) failure of the Company, as evidenced by filing under the Bankruptcy Act for liquidation, or the making of an assignment for the benefit of creditors; or (3) a material breach of the Assignment Agreement to the Company executed by the employee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the ownership of the Company's securities as of May 31, 2000, by any person (including any group) who is known to the Company to be the beneficial owner of more than 5% of Company's common stock, $.01 par value per share, and by the Company's executive officers and directors.

                                          Number of                 Percentage
Name                                     Shares Owned                 Owned
----                                     ------------                 -----

Paul D. Clark                             6,631,815                   44.37%
1985 Claypool Alvaton Rd
Bowling Green, Kentucky 42101

Roberta Clark                             6,631,815                   44.37%
1985 Claypool Alvaton Rd
Bowling Green, Kentucky 42101

Albert Blankenship                          131,257                    0.88%
628 Sherwood Drive
Bowling Green, Kentucky 42101

         There are no arrangements which may result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

         The Company presently occupies 23,976 square feet of office and warehouse space located at 1535 Memphis Junction Road, Bowling Green, Kentucky, for a monthly rental of $5,000, pursuant to a three year lease agreement dated August 1, 1998, by and between the Company, and the Company's President, Paul D. Clark, as owner of the property. Related rent expense amounted to $62,482 for the fiscal year ended May 31, 2000, and $60,000 for the fiscal year ended May 31, 1999.

         The Company has issued an aggregate of 100,000 shares of common stock pursuant to an S-8 Stock option plan as follows: 50,000 shares of common stock to Irv Fisher and 50,000 shares to Al Sanders in consideration for consulting services valued at an aggregate of $200,000.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) Financial Statement

         The financial statements required by this annual report on Form 10-K are contained herein under Items 6 and 8, above.

(B) Reports on Form 8-K

         No reports were filed with the United States Securities and Exchange Commission during the fourth quarter of the fiscal year ended May 31, 2000.

(C) Exhibits

         The following table sets forth the exhibits required by Item 601 of Regulation S-K with respect to this annual report on Form 10-K, and, if incorporated by reference, an indication of where such exhibit may be found.


Exhibit Number          Description of Document
--------------------    -----------------------

2.1(2) Agreement of Business Combination By Stock Exchange, dated April 15, 1998, by and between BG Banking Equipment and Maritime Transport & Technology, Inc.

3.1(1)                  Certificate of Incorporation of The Banker's Store,
                        Inc., as amended.

3.2(1)                  Articles of Incorporation of Financial Building
                        Equipment Exchange, Inc.

3.3(1)                  Articles of Incorporation as amended of BG Banking
                        Equipment, Inc.

3.4(1)                  Bylaws of The Banker's Store, Inc.

4.1(2)                  Specimen Common Stock Certificate.

10.1(2) Business Lease, dated August 1, 1998, by and between Paul D. Clark and Maritime Transport and Technology, Inc. (DBA The Bank Store and DBA BG Banking Equipment, Inc.)

10.2(2) Employment Agreement, dated February 1, 1998, by and between Maritime Transport & Technology, Inc. (DBA The Bank Store and DBA BG Banking Equipment, Inc.) and Paul Clark.

21.1(1)                 Subsidiaries of the Company.


(1) Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 1998.

(2)      Filed herewith.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  The Banker's Store, Inc.



                                  By:
                                     -------------------------------------------
                                       Paul D. Clark
                                       President, CEO & Director

                                     ---------------------------
                                             (Date)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                  By:
                                     -------------------------------------------
                                       Roberta Clark
                                       Secretary & Director

                                     ---------------------------
                                             (Date)


                                  By:
                                     -------------------------------------------
                                       Albert Blankenship
                                       Chief Financial Officer

                                     ---------------------------
                                             (Date)