Form 10QSB
period 2000-08-31
BANKERS STORE INC
filed 2001-04-23
CIK 27850

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                For the quarterly period ended August 31, 2000.

                              Commission File No.:

                            THE BANKER'S STORE, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                  New York                                11-2196303
         State or Other Jurisdiction                    I.R.S. Employer
       of Incorporation or Organization                Identification No.

               1535 Memphis Junction Road, Bowling Green, KY 42101

                    (Address of Principal Executive Offices)

                                 (270) 781-8453

                (Issuer's Telephone Number, Including Area Code:)

                      Maritime Transport & Technology, Inc.

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No.

         As of April 12, 2001, there were issued and outstanding 14,947,215 shares of the Registrant's Common Stock, $.01 par value per share.

                                     PART I

Item 1.   Financial Statements

         The condensed financial statements for the period ended August 31, 2000 included herein have been prepared by The Banker's Store, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of August 31, 2000, and the results of operations and cash flows for the three month periods ended August 31, 1999 and 2000.

         The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

         The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                                    I N D E X

                                                                            PAGE

         CONDENSED CONSOLIDATED BALANCE SHEETS
           AUGUST 31, 2000 (UNAUDITED) AND MAY 31, 2000                        4

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           THREE MONTHS ENDED AUGUST 31, 2000 AND 1999 (UNAUDITED)             5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED AUGUST 31, 2000 AND 1999 (UNAUDITED)             6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)                                                         7-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         10-12

PART II. OTHER INFORMATION                                                    13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     14

             SIGNATURES                                                       15

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        AUGUST 31, 2000 AND MAY 31, 2000

                                                                                                 August             May
                                                                                                31, 2000          31, 2000
                                                                                              ------------       ----------
                                                                                               (Unaudited)      (See Note 1)
                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                                                 $  221,771        $  161,385
     Accounts receivable, net                                                                     326,365           348,586
     Inventories                                                                                  648,963           576,633
     Prepaid expenses and other current assets                                                     41,385            27,701
                                                                                               ----------        ----------
              Total current assets                                                              1,238,484         1,114,305

Equipment and improvements, net                                                                   100,698           102,242
Other assets                                                                                        7,463             7,463
                                                                                               ----------        ----------

              Totals                                                                           $1,346,645        $1,224,010
                                                                                               ==========        ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current liabilities:
         Current portion of long-term debt                                                     $   14,716        $   15,895
         Accounts payable and accrued expenses                                                    258,888           300,954
         Customer deposits payable                                                                249,959           133,697
         Advances from principal stockholder                                                      229,573           229,573
         Private placement funds in dispute                                                        42,000            42,000
                                                                                               ----------        ----------
                           Total current liabilities                                              795,136           722,119

Long-term debt, net of current portion                                                             18,026            17,272
                                                                                               ----------        ----------
                           Total liabilities                                                      813,162           739,391
                                                                                               ----------        ----------

Contingencies

Stockholders' equity:
         Common stock, $.01 par value; 40,000,000 shares
                  authorized; 14,947,215 shares outstanding                                       149,473           149,473
         Additional paid-in capital                                                               497,216           497,216
         Accumulated deficit                                                                     (113,206)         (162,070)
                                                                                               ----------        ----------
                           Total stockholders' equity                                             533,483           484,619
                                                                                               ----------        ----------

                           Totals                                                              $1,346,645        $1,224,010
                                                                                               ==========        ==========


            See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
                                   (Unaudited)

                                                                 2000            1999
                                                             ------------    ------------
Revenue                                                      $    724,524    $    396,605

Cost of goods sold                                                554,878         202,123
                                                             ------------    ------------

Gross profit                                                      169,646         194,482

Selling, general and administrative expenses                      120,709         156,859
                                                             ------------    ------------

Income from operations                                             48,937          37,623
                                                             ------------    ------------

Other income (expense):
    Interest income                                                   653           1,842
    Interest expense                                                 (726)           (703)
                                                             ------------    ------------
       Totals                                                         (73)          1,139
                                                             ------------    ------------

Net income                                                   $     48,864    $     38,762
                                                             ============    ============

Basic earnings per common share                              $       --      $       --
                                                             ============    ============

Basic weighted average number of common shares outstanding     14,947,215      14,826,455
                                                             ============    ============


            See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
                                   (Unaudited)

                                                                               2000         1999
                                                                            ---------    ---------
Operating activities:
     Net income                                                             $  48,864    $  38,762
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                          3,000       12,000
         Changes in operating assets and liabilities:
              Accounts receivable                                              22,221      (85,311)
              Inventories                                                     (72,330)     (17,240)
              Prepaid expenses and other current assets                       (13,684)       1,581
              Accounts payable and accrued expenses                           (42,066)      34,185
              Customer deposits payable                                       116,262       (4,549)
                                                                            ---------    ---------
                      Net cash provided by (used in) operating activities      62,267      (20,572)
                                                                            ---------    ---------
Investing activities:
     Notes receivable - nonaffiliate, net                                                  (10,647)
     Purchase of equipment and improvements                                    (1,456)     (14,537)
                                                                            ---------    ---------
                      Net cash used in investing activities                    (1,456)     (25,184)
                                                                            ---------    ---------
Financing activities:
     Advances from principal stockholder                                                       963
     Private placement funds in dispute                                                     18,600
     Repayments of long-term debt, net                                           (425)       6,024
     Net proceeds from private placements                                                   38,500
                                                                            ---------    ---------
                      Net cash provided by (used in) financing activities        (425)      64,087
                                                                            ---------    ---------

Net increase in cash and cash equivalents                                      60,386       18,331
Cash and cash equivalents, beginning of period                                161,385      122,161
                                                                            ---------    ---------



Cash and cash equivalents, end of period                                    $ 221,771    $ 140,492
                                                                            =========    =========

Supplemental disclosure of cash flow information:

     Interest paid                                                          $     726    $     703
                                                                            =========    =========

            See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of presentation:

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. (formerly Maritime Transport & Technology, Inc.) and Subsidiaries (the "Company") as of August 31, 2000, and its results of operations and cash flows for the three months ended August 31, 2000 and 1999. The Company changed its name effective July 13, 2000. Information included in the condensed consolidated balance sheet as of May 31, 2000 has been derived from the audited consolidated balance sheet included in the Company's Form 10-K for the year ended May 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information in the 10-K.

               The consolidated results of operations for the three months ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Net income per share:

               Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income by the total number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could dilute the shares in computing the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into common stock. As of August 31, 2000 and 1999 and for the periods then ended, there were no dilutive securities outstanding.

\                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Contingencies:

               Private placement - B.G. Banking:

                  Prior to The Banker's Store, Inc.'s reverse acquisition with B.G. Banking and FBEE, B.G. Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers to shares of B.G. Banking's common stock were offered and they received shares of common stock in The Banker's Store, Inc. at a ratio of one (1) share of B.G. Banking common stock to one and one-half (1.5) shares of The Banker's Store Inc.'s common stock. The Company issued 189,750 shares of its common stock in satisfaction of the subscription agreements at a value of $.67 per share.

                        Two of the Company's directors, acting individually as
                  principals of Taurus Investments International, Inc. (a Nevada corporation) ("Taurus") and as directors of B.G. Banking, prior to its acquistion by The Banker's Store, Inc. and subsequent to becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of August 31, 2000, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

                  As of August 31, 2000, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Contingencies (concluded):

               Litigation:

                  On February 29, 2000, Alexander C. Brosda and Andrew Seim filed an action in the United States District Court in Florida against the Company. The action alleges that the Company violated the Securities Exchange Act of 1934, as amended, and various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Brosda and Seim for 225,000 shares of the Company's common stock. On June 5, 2000, the Company filed a motion to dismiss the complaint for failure to state a claim, improper venue and lack of jurisdiction, respectively. On January 23, 2001, the court dismissed plaintiff's claims alleging violations of the Securities Exchange Act of 1934 as amended. Plaintiffs did not file an amended complaint, and the action has been dismissed by the court without prejudice.

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

               Concentration of credit risk:

                  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. The Company's cash balances with financial institutions, at times, may exceed Federal Deposit Insurance Corporation insured limits. During 2000, the Company had one customer which accounted for approximately 13% of sales. The Company's receivables from the major customer was approximately 30% of total accounts receivable. During 2001, no such concentration existed.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION
               for the three months ended August 31, 1999 and 2000

OTHER THAN HISTORICAL FINANCIAL INFORMATION, FORM 10-QSB MAY CONSIST OF FORWARD-LOOKING STATEMENTS THAT INCLUDE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONTAINED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." SUCH STATEMENTS ARE BASED UPON MANY ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE IDENTIFIED IN THIS DOCUMENT AND THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

     The Banker's Store, Inc. (the "Company") was established in 1968. The Company remained dormant for many years until the Company completed the acquisition of B.G. Banking Equipment, Inc. ("B.G. Banking") and Financial Building Equipment Exchange, Inc. ("FBEE"), both affiliated Kentucky corporations. The Company is now in the business of buying, selling, and trading both new and refurbished financial equipment for banks and other financial institutions. The Company markets its products throughout the United States primarily through direct sales to financial institutions and other distributors supported by the Company's direct sales force and soliciting new contacts through its presence on the Internet.

     The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products at competitive prices are obtained; the availability of quality used banking and banking related equipment and furniture at favorable prices; market acceptance of current or new products; delays; inefficiencies; shipment problems; seasonal customer demand; the timing of significant orders; competitive pressures on selling prices and changes in the mix of products sold.

    Operating results could also be adversely affected by a downturn in the market for the Company's current and future products, order cancellations or order rescheduling, or remanufacturing or delays. The Company purchases and resells new merchandise and refurbishes existing inventory and ships its other products shortly after receipt of orders and has not developed a significant backlog for such products and does not anticipate it will develop a material backlog for such products in the future.

    Because the Company is continuing to increase its operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts were unsuccessful or were subject to delays.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales:

                             Three Months,
                            Ended August 31
                           2000        1999
                         --------    --------
Revenues                    100.0%      100.0%
Costs of Goods Sold          76.6%         51%
                         --------    --------
Gross Profit                 23.4%         49%
Selling, General and
 Administrative              16.7%       39.6%
                         --------    --------
Income from Operations        6.7%        9.4%
Other Income                   --          .4%
                         --------    --------
Net Income                    6.7%        9.8%
                         ========    ========


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1999

     Revenues were $724,524 for the three months ended August 31, 2000 as compared to $396,605 for the three months ended August 31, 1999. Cost of goods sold and related expenses for the three months ended August 31, 2000, were $554,878 as compared to $202,123 for the three months ended August 31, 1999. The increase in sales is the direct result of increased market penetration and having established an Internet presence allowing customers to have direct on-line access to inventory availability, as well as access to pictures of the products they are interested in purchasing. Cost of goods sold was higher than the cost of goods sold for the previous years mainly due to (i) the Company's introduction of new products as opposed to primarily selling refurbished products, which such products carry a higher cost of goods sold and (ii) the number of jobs requiring installation of equipment, which also results in higher cost of goods sold. During the three months ended August 31, 2000, the Company's percentage of sales consisted mostly of new products as opposed to refurbished products, as was the case in the prior year. Although the unit sales price of a new product is greater than a refurbished product, the gross margin is significantly less because the product cost is significantly more even with the cost to refurbish included. In addition, during the three months ended August 31, 2000, more of the Company's sales required some kind of installation, which, although profitable, results in reduced margins.

     Selling, general and administrative costs for the three months ended August 31, 2000 were $120,709, a decrease of $36,150 over expenses of $156,859 for the three months ended August 31, 1999. This decrease is the result of a reduction in consulting fees as compared with those incurred in the three month period ended August 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through revenues from operations, private placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements. As of August 31, 2000, the Company had cash and cash equivalents of $221,771 and working capital of $443,348.

     During the three months ended August 31, 2000, the Company's operating activities generated cash of $62,267, primarily due to the collections on accounts receivable over the amount invoiced of approximately $22,000 and an increase in customer deposits of approximately $116,000. However, inventory also increased by approximately $72,000, thereby utilizing some of the cash that was generated.

         The Company is evaluating various alternatives in addressing its future facilities expansion needs. The alternatives being evaluated include the leasing of additional space or the purchase of additional property to build a new or additional office and warehousing facility. Relocation to a new facility or leasing of additional space would be expected to result in an increase in rent upon occupancy.

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

                                     PART II


Item 1.   Legal Proceedings

     On February 29, 2000, Alexander C. Brosda and Andrew Seim filed an action in the United States District Court in Florida against the Company. The action alleges that the Company violated the Securities and Exchange Act of 1934, as amended, and various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Brosda and Seim for 225,000 shares of the Company's common stock. On June 5, 2000, the Company filed a motion to dismiss the complaint for failure to state a claim, improper venue and lack of jurisdiction, respectively. On January 23, 2001, the court dismissed plaintiff's claims alleging violations of the Securities Exchange Act of 1934. Plaintiffs did not file an amended complaint, and the action has been dismissed by the court without prejudice.

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

Item 2.   Changes in Securities and Use of Proceeds

      During the period represented by this report on Form 10-QSB, the instruments defining the rights of the holders of Registrant's registered securities were not materially modified, and no securities were sold by the Registrant during this period.

Item 3.   Defaults Upon Senior Securities

      During the period represented by this report on Form 10-QSB, there were no material defaults in the payment of principal, interest or any other material defaults not cured within 30 days, with respect to any indebtedness of the Registrant exceeding 5% of its total assets. Additionally, there are no material arrearages in the payment of dividends.

Item 4.   Submission of Matters to a Vote of Security Holders

      During the period represented by this report on Form 10-QSB, no matters were submitted to a vote of security holders.

Item 5.   Other information

      Registrant is not reporting any information under this Item in this report on Form 10-QSB.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit Number    Description of Document
--------------    -----------------------
2.1(2) Agreement of Business Combination By Stock Exchange, dated April 15, 1998, by and between BG Banking Equipment and Maritime Transport & Technology, Inc.

3.1(1) Certificate of Incorporation of The Banker's Store, Inc., as amended.

3.2(1)           Articles of Incorporation of Financial Building Equipment
                 Exchange, Inc.

3.3(1) Articles of Incorporation of BG Banking Equipment, Inc., as amended.

3.4(1)           Bylaws of The Banker's Store, Inc.

4.1(2)           Specimen Common Stock Certificate.

10.1(2)          Business Lease, dated August 1, 1998, by and between Paul D.
                 Clark and Maritime Transport and Technology, Inc. (DBA The Bank Store and DBA BG Banking Equipment, Inc.)

10.2(2) Employment Agreement, dated February 1, 1998, by and between Maritime Transport & Technology, Inc. (DBA The Bank Store and DBA BG Banking Equipment, Inc.) and Paul Clark

21.1(1)          Subsidiaries of the Company.


(1) Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 1998.

(2) Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 2000.

(b)      Reports on Form 8-K

             During the period represented by this report on Form 10-QSB, there were no reports on Form 8-K filed with the United States Securities and Exchange Commission.

f                                   SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Banker's Store, Inc.
      (Registrant)

Dated: April 23, 2001


By: /s/ Paul D. Clark
   ----------------------------------------
     Paul D. Clark
     President, CEO and Director


   /s/ Albert Blankenship
-------------------------------------------
Albert Blankenship
Chief Financial Officer and Director