Form 10QSB
period 2000-11-30
BANKERS STORE INC
filed 2001-04-23
CIK 27850

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the quarterly period ended November 30, 2000.

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

                                     PART I

Item 1.   Financial Statements

         The condensed financial statements for the period ended November 30, 2000 included herein have been prepared by The Banker's Store, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of November 31, 2000, and the results of operations and cash flows for the three and six month periods ended November 30, 1999 and 2000.

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

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)




                                    I N D E X

                                                                            PAGE


             CONDENSED CONSOLIDATED BALANCE SHEETS
               NOVEMBER 30, 2000 (UNAUDITED) AND MAY 31, 2000                  4

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               SIX AND THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
               (UNAUDITED)                                                     5

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999 (UNAUDITED)         6

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED)                                                     7-9

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION                                                     10-13

PART II.     OTHER INFORMATION                                             13-14

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                 14

             SIGNATURES                                                       15

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 30, 2000 AND MAY 31, 2000

                                                                                                November            May
                      ASSETS                                                                    30, 2000         31, 2000
                      ------                                                                   ---------         ----------
                                                                                              (Unaudited)       (See Note 1)
Current assets:
     Cash and cash equivalents                                                                $   245,875       $   161,385
     Accounts receivable, net                                                                     324,970           348,586
     Inventories                                                                                  652,187           576,633
     Prepaid expenses and other current assets                                                     23,999            27,701
                                                                                               ----------        ----------
              Total current assets                                                              1,247,031         1,114,305

Equipment and improvements, net                                                                   102,389           102,242
Other assets                                                                                        7,463             7,463
                                                                                               ----------        ----------

              Totals                                                                           $1,356,883        $1,224,010
                                                                                               ==========        ==========


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
         Current portion of long-term debt                                                    $    14,719       $    15,895
         Accounts payable and accrued expenses                                                    195,888           300,954
         Customer deposits payable                                                                304,380           133,697
         Advances from principal stockholder                                                      229,573           229,573
         Private placement funds in dispute                                                        42,000            42,000
                                                                                               ----------        ----------
                           Total current liabilities                                              786,560           722,119

Long-term debt, net of current portion                                                             11,218            17,272
                                                                                               ----------        ----------
                           Total liabilities                                                      797,778           739,391
                                                                                               ----------        ----------

Contingencies

Stockholders' equity:
         Common stock, $.01 par value; 40,000,000 shares
                  authorized; 14,947,215 shares outstanding                                       149,473           149,473
         Additional paid-in capital                                                               497,216           497,216
         Accumulated deficit                                                                      (87,584)         (162,070)
                                                                                               ----------        ----------
                           Total stockholders' equity                                             559,105           484,619
                                                                                               ----------        ----------

                           Totals                                                              $1,356,883        $1,224,010
                                                                                               ==========        ==========

            See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              SIX AND THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (Unaudited)



                                                                               Six Months Ended         Three Months Ended
                                                                                  November 30,              November 30,
                                                                           -----------------------     --------------------
                                                                               2000         1999         2000        1999
                                                                           -----------    --------     --------   ---------


Revenue                                                                    $1,320,139     $945,907     $595,615   $ 549,302

Cost of goods sold                                                          1,023,008      622,420      468,130     420,297
                                                                          -----------     --------     --------   ---------

Gross profit                                                                  297,131      323,487      127,485     129,005

Selling, general and administrative expenses                                  222,622      410,384      101,913     265,525
                                                                          -----------     --------     --------   ---------

Income (loss) from operations                                                  74,509      (86,897)      25,572    (136,520)
                                                                          -----------     --------     --------   ---------

Other income (expense):
    Interest income                                                             1,311        2,890          658       1,048
    Interest expense                                                           (1,334)      (1,202)        (608)       (499)
                                                                          -----------     --------     --------   ---------
       Totals                                                                     (23)       1,688           50         549
                                                                          -----------     --------     --------   ---------

Net income (loss)                                                         $    74,486    $ (85,209)   $  25,622   $(135,971)
                                                                          ===========    =========    =========   =========

Basic earnings (loss) per common share                                           $.01        $(.01)         $ -       $(.01)
                                                                                 ====        =====         ====       =====

Basic weighted average number of common shares outstanding                 14,947,215   14,884,713   14,947,215  14,934,607
                                                                           ==========   ==========   ==========  ==========




            See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                                        2000            1999
                                                                                     ---------       ---------
Operating activities:
     Net income (loss)                                                               $  74,486       $ (85,209)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization                                                   6,250           7,680
         Issuance of common stock for services                                                         128,100
         Provision for doubtful accounts                                                                71,960
         Changes in operating assets and liabilities:
              Accounts receivable                                                       23,616         155,029
              Inventories                                                              (75,554)       (183,329)
              Prepaid expenses and other current assets                                  3,702           8,925
              Accounts payable and accrued expenses                                   (105,066)         12,587
              Customer deposits payable                                                170,683         (31,968)
                                                                                     ---------        --------
                      Net cash provided by operating activities                         98,117          83,775
                                                                                     ---------        --------
Investing activities:
     Notes receivable - nonaffiliate, net                                                              (60,975)
     Purchase of equipment and improvements                                             (6,397)        (34,593)
                                                                                     ---------        --------
                      Net cash used in investing activities                             (6,397)        (95,568)
                                                                                     ---------        --------
Financing activities:
     Advances from principal stockholder                                                                55,046
     Private placement funds in dispute                                                                  3,600
     Repayments of long-term debt, net                                                  (7,230)         (4,549)
     Net proceeds from private placements                                                               50,308
                                                                                     ---------        --------
                      Net cash provided by (used in) financing activities               (7,230)        104,405
                                                                                     ---------        --------

Net increase (decrease) in cash and cash equivalents                                    84,490          92,612
Cash and cash equivalents, beginning of period                                         161,385         122,161
                                                                                     ---------       ---------


Cash and cash equivalents, end of period                                              $245,875       $ 214,773
                                                                                      ========       =========

Supplemental disclosure of cash flow information:
     Interest paid                                                                   $   1,334       $   1,202
                                                                                     =========       =========
Supplemental disclosure of noncash investing and financing activities:
   During the six months ended November 30, 1999, the Company financed its acquisition of equipment and improvements, in part with $8,124 of long-term debt.


            See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of presentation:
               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. (formerly Maritime Transport & Technology, Inc.) and Subsidiaries (the "Company") as of November 30, 2000, its results of operations for the six and three months ended November 30, 2000 and 1999, and its cash flows for the six months ended November 30, 2000 and 1999. The Company changed its name effective July 13, 2000. Information included in the condensed consolidated balance sheet as of May 31, 2000 has been derived from the audited consolidated balance sheet included in the Company's Form 10-K for the year ended May 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information in the 10-K.


               The consolidated results of operations for the six and three months ended November 30, 2000 are not necessarily indicative of the results to be expected for the full year.



Note 2 - Net income (loss) per share:
               Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) by the total number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could dilute the shares in computing the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into common stock. As of November 30, 2000 and 1999 and for the periods then ended, there were no dilutive securities outstanding.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Contingencies:
               Private placement - B.G. Banking:
                  Prior to The Banker's Store, Inc.'s reverse acquisition with B.G. Banking and FBEE, B.G. Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers to shares of B.G. Banking's common stock were offered and they received shares of common stock in The Banker's Store, Inc. at a ratio of one (1) share of B.G. Banking common stock to one and one- half(1.5) shares of The Banker's Store, Inc.'s common stock. The Company issued 189,750 shares of its common stock in satisfaction of the subscription agreements at a value of $.67 per share.

                  Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) ("Taurus") and as directors of B.G. Banking, prior to its acquisition by The Banker's Store, Inc. and subsequent to becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of November 30, 2000, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

                  As of November 30, 2000, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Contingencies (concluded):
               Litigation:
                  On February 29, 2000, Alexander C. Brosda and Andrew Seim filed an action in the United States District Court in Florida against the Company. The action alleges that the Company violated the Securities Exchange Act of 1934, as amended, and various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Brosda and Seim for 225,000 shares of the Company's common stock. On June 5, 2000, the Company filed a motion to dismiss the complaint for failure to state a claim, improper venue and lack of jurisdiction, respectively. The court has not yet rendered a decision on the motion. On January 23, 2001, the court dismissed plaintiff's claims alleging violations of the Securities Exchange Act of 1934, as amended. Plaintiffs did not file an amended complaint, and the action has been dismissed by the court without prejudice.


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


               Concentration of credit risk:
                  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. The Company's cash balances with financial institutions, at times, may exceed Federal Deposit Insurance Corporation insured limits. During 2000, the Company had one customer which accounted for approximately 13% of sales. The Company's receivables from the major customer were approximately 30% of total accounts receivable. During 2001, no such concentration existed.

Item 2.   Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION
          FOR THE SIX AND THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

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

         Because the Company is continuing to increase its operating expenses primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts were unsuccessful or were subject to delays.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales:


                                     Six Months Ended                    Three Months Ended
                                         November 30,                        November 30,
                                 --------------------------             ----------------------
                                   2000                1999             2000              1999
                                   ----                ----             ----              ----
Revenues                         100.0%              100.0%            100.0%            100.0%
Cost of Goods Sold                77.5%               65.8%             78.6%             76.5%
                                ------               -----             -----             -----
Gross Profit                      22.5%               34.2%             21.4%             23.5%
Selling, General and
Administrative                    16.9%               43.4%             17.1%             48.4%
                                ------               -----             -----             -----
Income (loss) from
Operating                          5.6%              (9.2)%              4.3%            (24.9)%

Other Income                      ----                  .2%             ----                 .1%
                                ------               ------            -----              -----
Net Income (loss)                  5.6%              (9.0)%              4.3%            (24.8)%
                                ======              ======             =====              =====


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1999

     Revenues were $1,320,139 for the six months ended November 30, 2000 as compared to $945,907 for the six months ended November 30, 1999, an increase of $374,232 or 40%. Cost of goods sold and related expenses for the six months ended November 30, 2000 were $1,023,008 or 77.5% of net sales as compared to $622,420 or 65.8% of net sales for the six months ended November 30, 1999. The increase in sales is the direct result of increased market penetration and having established an Internet presence allowing customers to have direct on-line access to inventory availability, as well as access to pictures of the products they are interested in purchasing. Cost of goods sold was higher than the cost of goods sold for the previous years, mainly due to (i) the Company's introduction of new products as opposed to primarily selling refurbished products, which such products carry a higher cost of goods sold and (ii) the number of jobs which require installation of equipment which also results in a higher cost of goods sold. During the six months ended November 30, 2000, the Company's percentage of sales consisted mostly of new products as opposed to refurbished products, as was the case in the prior year. Although the unit sales price of a new product is greater than a refurbished product, the gross margin is significantly less because the product cost is significantly more even with the cost to refurbish included. In addition, during the six months ended November 30, 2000, more of the Company's sales required some kind of installation, which, although profitable, results in reduced margins.

     Selling, general and administrative expenses were $222,622 for the six months ended November 30, 2000 as compared to $410,384 for the six months ended November 30, 1999, a decrease of $187,762 or 45.8%. The decrease in selling, general and administrative expenses was primarily attributable to the Company reserving for approximately $72,000 of bad debts and issuing approximately $128,000 of common stock for services during the six months ended November 30, 1999.

     As a result of the above, the Company had net income of $74,486 or $.01 per share for the six months ended November 30, 2000, as compared to a net loss of $85,209 or $.01 per share for the six months ended November 30, 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1999

     Revenue was $595,615 for the three months ended November 30, 2000 as compared to $549,302 for the three months ended November 30, 1999, an increase of $46,313 or 8.4%. Cost of goods sold and related expenses for the three months ended November 30, 2000 were $468,130 or 78.6% of net sales as compared to $420,297 or 76.5% of net sales for the three months ended November 30, 1999. The increase in sales is mainly attributable to the Company's continued marketing efforts to sell both new and refurbished equipment. The Company's sales mix was relatively similar between the quarter ending November 30, 2000 and 1999. Therefore, its gross profit percentage was also similar.

     Selling, general and administrative expenses were $101,913 for the three months ended November 30, 2000 as compared to $265,525 for the three months ended November 30, 1999, a decrease of $163,612. The decrease in selling, general and administrative expenses was primarily attributable to the Company reserving for approximately $72,000 of bad debts and issuing approximately $128,000 of common stock for services during the three months ended November 30, 1999.

     As a result of the above, the Company had net income of $25,622 or less than $.01 per share for the three months ended November 30, 2000 as compared to a net loss of $135,971 or $.01 per share for the three months ended November 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through revenues from operations, private placements of equity securities and debt financing.

     As of November 30, 2000, the Company had cash balances of $245,875 and working capital of $460,471. The Company's cash balances increased by $84,490 during the six months ended November 30, 2000. The Company's operations generated cash of $98,117 primarily from collecting accounts receivable on billings of $23,616, an increase in customer deposits of $170,683, offset by an increase in inventory of $75,554 and a reduction of accounts payable of $105,066. Other significant business activities affecting cash included the purchase of equipment and improvements of $6,397 and repayment of long-term obligations of $7,230.

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

                                     Part II

Item 1.   Legal Proceedings

     On February 29, 2000, Alexander C. Brosda and Andrew Seim filed an action in the United States District Court in Florida against the Company. The action alleges that the Company violated the Securities Exchange Act of 1934, as amended, and various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Brosda and Seim for 225,000 shares of the Company's common stock. On June 5, 2000, the Company filed a motion to dismiss the complaint for failure to state a claim, improper venue and lack of jurisdiction, respectively. The court has not yet rendered a decision on the motion. On January 23, 2001, the court dismissed plaintiff's claims alleging violations of the Securities Exchange Act of 1934, as amended. Plaintiffs did not file an amended complaint, and the action has been dismissed by the court without prejudice.

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

The Banker's Store, Inc.
     (Registrant)

Dated: April 23, 2001


By: /s/ Paul D. Clark
  ----------------------------
   Paul D. Clark
   President, CEO and Director



   /s/ Albert Blankenship
------------------------------------
Albert Blankenship
Chief Financial Officer and Director