Form 10QSB
period 2001-02-28
BANKERS STORE INC
filed 2001-04-23
CIK 27850

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              Quarterly report under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
              For the quarterly period ended February 28, 2001.

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


                      Maritime Transport & Technology, Inc.
    -------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


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

                                     PART I

Item 1.   Financial Statements


         The condensed financial statements for the period ended February 28, 2001 included herein have been prepared by The Banker's Store, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of February 28, 2001, and the results of operations and cash flows for the nine and three month periods ended February 29, 2000 and February 28, 2001.

         The Company's results of operations during the nine and three months of the Company's fiscal year are not necessarily indicative of the results expected for the full fiscal year.

         The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's annual report on Form 10-K for the fiscal year ended May 31, 2000.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)




                                    I N D E X


                                                                           PAGE
                                                                           ----
             CONDENSED CONSOLIDATED BALANCE SHEETS
               FEBRUARY 28, 2001 (UNAUDITED) AND MAY 31, 2000                  4

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               NINE AND THREE MONTHS ENDED FEBRUARY 28, 2001 AND
               FEBRUARY 29, 2000 (UNAUDITED)                                   5

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY
               29, 2000 (UNAUDITED)                                            6

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED)                                                     7-9

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION                                                   10-13

PART II.     OTHER INFORMATION                                                13

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                              14-15

             SIGNATURES                                                       16

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 28, 2001 AND MAY 31, 2000

                                                                                          February                May
                                           ASSETS                                         28, 2001              31, 2000
                                           ------                                         --------              --------
                                                                                         (Unaudited)          (See Note 1)
Current assets:
     Cash and cash equivalents                                                           $  200,545            $   161,385
     Accounts receivable, net                                                               382,381                348,586
     Inventories                                                                            691,075                576,633
     Prepaid expenses and other current assets                                               21,531                 27,701
                                                                                         ----------            -----------
              Total current assets                                                        1,295,532              1,114,305

Equipment and improvements, net                                                             103,698                102,242
Other assets                                                                                  7,107                  7,463
                                                                                         ----------            -----------

              Totals                                                                     $1,406,337            $ 1,224,010
                                                                                         ==========            ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current liabilities:
         Current portion of long-term debt                                               $   13,562            $    15,895
         Accounts payable and accrued expenses                                              168,281                300,954
         Customer deposits                                                                  154,316                133,697
         Advances from principal stockholder                                                229,573                229,573
         Private placement funds in dispute                                                  42,000                 42,000
                                                                                         ----------            -----------
                           Total current liabilities                                        607,732                722,119

Long-term debt, net of current portion                                                       13,262                 17,272
                                                                                         ----------            -----------
                           Total liabilities                                                620,994                739,391
                                                                                         ----------            -----------

Contingencies

Stockholders' equity:
         Common stock, $.01 par value; 40,000,000 shares
                  authorized; 14,947,215 shares outstanding                                 149,472                149,472
         Additional paid-in capital                                                         497,217                497,217
         Retained earnings (accumulated deficit)                                            138,654               (162,070)
                                                                                         ----------            -----------
                           Total stockholders' equity                                       785,343                484,619
                                                                                         ----------            -----------

                           Totals                                                        $1,406,337            $ 1,224,010
                                                                                         ==========            ===========

            See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       NINE AND THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                                   (Unaudited)


                                                                       Nine Months Ended                   Three Months Ended
                                                                           February                             February
                                                                           --------                             --------
                                                                   2001               2000               2001               2000
                                                                   ----               ----               ----               ----
Revenue                                                       $  2,005,891       $  1,452,919       $    685,752       $    507,012

Cost of goods sold                                               1,291,400          1,102,829            268,392            427,696
                                                              ------------       ------------       ------------       ------------

Gross profit                                                       714,491            350,090            417,360             79,316

Selling, general and administrative expenses                       413,739            548,047            191,117            137,663
                                                              ------------       ------------       ------------       ------------

Income (loss) from operations                                      300,752           (197,957)           226,243            (58,347)
                                                              ------------       ------------       ------------       ------------

Other income (expense):
    Interest income                                                  2,018              4,485                707              1,595
    Interest expense                                                (2,046)            (1,646)              (712)              (444)
                                                              ------------       ------------       ------------       ------------
       Totals                                                          (28)             2,839                 (5)             1,151
                                                                                 ------------       ------------       ------------

Net income (loss)                                             $    300,724       $   (195,118)      $    226,238       $    (57,196)
                                                              ============       ============       ============       ============

Basic earnings (loss) per common share                        $        .02       $       (.01)      $        .02       $         --
                                                              ============       ============       ============       ============


Basic weighted average number of common shares outstanding      14,947,215         14,904,893         14,947,215         14,945,253
                                                              ============       ============       ============       ============

            See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                                   (Unaudited)

                                                                                        2001                  2000
                                                                                        ----                  ----
Operating activities:
     Net income (loss)                                                               $ 300,724             $(195,118)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization                                                  17,659                11,520
         Issuance of common stock for services                                                               135,300
         Provision for doubtful accounts                                                    41                72,130
         Changes in operating assets and liabilities:
              Accounts receivable                                                      (33,836)               26,535
              Inventories                                                             (114,442)              (75,392)
              Prepaid expenses and other current assets                                  6,526                  (400)
              Accounts payable and accrued expenses                                   (132,673)               28,499
              Customer deposits                                                         20,619                98,150
                                                                                     ---------             ---------
                      Net cash provided by operating activities                         64,618               101,224
                                                                                     ---------             ---------
Investing activities:
     Notes receivable - nonaffiliate                                                                         (53,863)
     Purchase of equipment and improvements                                            (19,115)              (43,080)
                                                                                     ---------             ---------
                      Net cash used in investing activities                            (19,115)              (96,943)
                                                                                     ---------             ---------
Financing activities:
     Advances from principal stockholder                                                                      55,046
     Private placement funds in dispute                                                                        3,600
     Repayments of long-term debt                                                       (6,343)               (7,065)
     Net proceeds from private placements                                                                     50,308
                                                                                     ---------             ---------
                      Net cash provided by (used in) financing activities               (6,343)              101,889
                                                                                     ---------             ---------

Net increase in cash and cash equivalents                                               39,160               106,170
Cash and cash equivalents, beginning of period                                         161,385               122,161
                                                                                     ---------             ---------

Cash and cash equivalents, end of period                                             $ 200,545             $ 228,331
                                                                                     =========             =========
Supplemental disclosure of cash flow information:
     Interest paid                                                                   $   2,046             $   1,646
                                                                                     =========             =========
Supplemental disclosure of noncash investing and financing activities:
     Equipment and improvements financed, in part, with debt                                               $   8,124
                                                                                                           =========


            See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of presentation:
               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. (formerly Maritime Transport & Technology, Inc.) and Subsidiaries (the "Company") as of February 28, 2001, its results of operations for the nine and three months ended February 28, 2001 and February 29, 2000 and its cash flows for the nine months ended February 28, 2001 and February 29, 2000. The Company changed its name effective July 31, 2000. Information included in the condensed consolidated balance sheet as of May 31, 2000 has been derived from the audited consolidated balance sheet included in the Company's Form 10-K for the year ended May 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and other information in the 10-K.


               The consolidated results of operations for the nine and three months ended February 28, 2001 are not necessarily indicative of the results expected for the full year.




Note 2 - Net income (loss) per share:
               Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could increase the number of shares in computing the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into common stock. As of February 28, 2001 and February 29, 2000 and for the periods then ended, there were no dilutive securities outstanding.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Contingencies:
               Private placement - B.G. Banking:
                  Prior to The Banker's Store, Inc.'s reverse acquisition with B.G. Banking and FBEE, B.G. Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse acquisition, the subscribers to shares of B.G. Banking's common stock were offered and received shares of common stock in The Banker's Store, Inc. at a ratio of one (1) share of B.G. Banking common stock to one and one-half (1.5) shares of The Banker's Store, Inc.'s common stock. The Company issued 189,750 shares of its common stock in satisfaction of the subscription agreements at a value of $.67 per share.

                  Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) ("Taurus") and as directors of B.G. Banking, prior to its acquisition by The Banker's Store, Inc. and subsequent to becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of February 28, 2001, Taurus has failed to turn over the balance of the proceeds and provide the names of the stock subscribers and the number of shares of common stock purchased.

                  Based upon the accounting provided by Taurus to the Company, the Company may be liable for the issuance of up to 329,500 shares of common stock if and when Taurus substantiates its representation as to the number of shares of common stock sold and the aggregate consideration. This number of shares represents the number of shares admittedly sold by Taurus for which the purchasers have not yet been identified.

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

                  As of February 28, 2001, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                (Formerly Maritime Transport & Technology, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Note 3 - Contingencies (concluded):
               Litigation:
                  On February 29, 2000, Alexander C. Brosda and Andrew Seim filed an action in the United States District Court in Florida against the Company. The action alleges that the Company violated the Securities Exchange Act of 1934, as amended, and various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Brosda and Seim for 225,000 shares of the Company's common stock. On June 5, 2000, the Company filed a motion to dismiss the complaint for failure to state a claim, improper venue and lack of jurisdiction,respectively. On January 23, 2001, the court dismissed plaintiffs' claims alleging violations of the Securities Exchange Act of 1934. Plaintiffs did not file an amended complaint, and the action has been dismissed by the court without prejudice.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         for the three and nine months ended February 28, 2000 and 2001
                ------------------------------------------------

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

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales:


                                   Nine Months                   Three Months
                                 Ended February                 Ended February

                              2001           2000            2001           2000
                              ----           ----            ----           ----
Revenues                     100.0%         100.0%          100.0%         100.0%
Cost of Goods Sold            64.4%          75.9%           39.1%          84.4%
                            ------         ------          ------         ------
Gross Profit                  35.6%          24.1%           60.9%          15.6%
Selling, General and
Administrative                20.6%          37.7%           27.9%          27.1%
                            ------         ------          ------         ------
Income (loss) from
Operations                    15.0%         (13.6)%          33.0%         (11.5)%
Other Income
(Expense)                       --             .2%             --             .2%
                            ------         ------          ------         ------
Net Income (loss)             15.0%         (13.4)%          33.0%         (11.3)%
                            ======         ======          ======         ======

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 29, 2000

         Revenues were $2,005,891 for the nine months ended February 28, 2001 as compared to $1,452,919 for the nine months ended February 29, 2000, an increase of $552,972 or 38.1%. Cost of goods sold and related expenses for the nine months ended February 28, 2001 were $1,291,400 or 64.4% of net sales as compared to $1,102,829 or 75.9% of net sales for the nine months ended February 29, 2000. The increase in sales is the direct result of getting the Company's website up allowing customers to see the items that are available for sale. Gross profits dramatically increased based upon the ratio of old or refurbished products sold compared to new products sold (sale of refurbished or used items carries a much higher gross profit than the sale of new items). During the recently completed quarter, the Company sold a large number of old products that had a low cost basis at high margins, thereby dramatically increasing the Company's overall gross profit percentage.

         Selling, general and administrative expenses were $413,739 for the nine months ended February 28, 2001 as compared to $548,047 for the nine months ended February 29, 2000, a decrease of $134,308 or 24.5%. The decrease was mainly attributable to the Company providing for approximately $72,000 of bad debts and issuing approximately $135,000 of common stock for services during the nine months ended February 29, 2000, offset by an increase in commissions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 2000

         Revenue was $685,752 for the three months ended February 28, 2000 as compared to $507,012 for the three months ended February 29, 2000, an increase of $178,740 or 35.3%. Cost of goods sold and related expenses for the three months ended February 28, 2001 were $268,392 or 39.1% of net sales as compared to $427,696 or 84.4% of net sales for the three months ended February 29, 2000. Gross profit was dramatically increased based upon the ratio of old products sold compared to new products sold (the sale of refurbished or used items carries a much higher gross profit than the sale of new items). During the three months ended February 28, 2001, the Company sold a large number of old products having a low cost basis at high margins, thereby dramatically increasing the Company's overall gross profit percentage.

         Selling, general and administrative expenses were $191,117 for the three months ending February 28, 2001 as compared to $137,663 for the three months ending February 29, 2000, an increase of $53,454. The increase is due to additional sales commissions resulting from the increase in sales volume during the quarter. As a percentage of sales, selling, general and administrative expenses approximated 28% and 23% for the quarters ended February 28, 2001 and February 29, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations through revenues from operations, private placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

         The Company had a cash balance of $200,545 and working capital of $687,800 as of February 28, 2001. The Company's cash increased by $39,160 for the nine months ended February 28, 2001. Cash flow from operations was $64,618, primarily from net income of $330,324, which was used to increase inventory by $114,442 and pay down accounts payable by $132,673. Another significant business activity which affected cash was the Company's purchase of equipment and improvements in the amount of $19,115 and the repayment of long-term debt of $6,343.

         The Company is evaluating various alternatives in addressing its future facilities expansion needs. The alternatives being evaluated include the leasing of additional facility space or the purchase of additional property to build a new and/or additional office and warehousing facility. Relocation to a new facility or leasing of additional space would be expected to result in an increase in rent upon occupancy.

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

Item 3.   Defaults Upon Senior Securities

         During the period represented by this report on Form 10-QSB, there were no material defaults in the payment of principal, interest, or any other material defaults not cured within 30 days, with respect to any indebtedness of the Registrant exceeding 5% of its total assets.

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

(b) Reports on Form 8-K

       No Form 8-K's were filed during the period represented by this report on Form 10-QSB.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Banker's Store, Inc.
     (Registrant)

Dated: April 23, 2001



By:/s/ Paul D. Clark
   ------------------
   Paul D. Clark
   President, CEO and Director




/s/ Albert Blankenship
----------------------
Albert Blankenship
Chief Financial Officer and Director