Form 10KSB
period 2001-05-31
BANKERS STORE INC
filed 2001-08-13
CIK 27850

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR MAY 31, 2001.

                          COMMISSION FILE NO.: 0-0880

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     As of August 3, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $294,492. This aggregate market value is computed by reference to the last sale price of such common equity on such date.

     14,947,215 shares, $.01 par value per share, as of August 1, 2001 (Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

     The Banker's Store, Inc. (hereinafter, the "Company" or "we" or "us"), was incorporated under the laws of the State of New York, on June 26, 1968, in the name of Inter-County Premium Advancing Corp. The corporate name was changed to Delhi Chemicals in 1976, Delhi Consolidated Industries, Inc. in 1981, Maritime Transport and Technology, Inc. in 1987, and to the present name on July 13, 2000.

     During the period from June, 1968 through May, 1998, we acquired and/or began to develop, and disposed of, several different businesses.

     In May, 1998, the Company, which had no significant assets, liabilities, or operations at the time, completed the reverse acquisition of B.G. Banking Equipment, Inc., and Financial Building Equipment Exchange, Inc., which were two affiliated companies that had common ownership. (The transaction is hereinafter referred to as the "Merger", and such two entities are hereinafter referred to as the "Acquired Companies".) In connection with the Merger, we issued 11,282,250 shares of our common stock in exchange for all of the shares of the Acquired Companies. As a result of the exchange, the former stockholders of the Acquired Companies owned approximately 75% of the post-merger entity, and the former stockholders of the Company owned approximately 25% of the post-merger entity. The Merger was treated as a purchase business combination and a reverse acquisition for accounting purposes, in which we were the legal acquirer and the Acquired Companies were the accounting acquirer; the assets and liabilities of the Acquired Companies were recorded at their historical carrying values as of June 1, 1998, and the historical financial statements of the Company prior to June 1, 1998 are those of the Acquired Companies.

(B) OUR BUSINESS

     Principal Products and Services and Their Markets. Our principal products and services are bank-related equipment, remote drive-up and walkup teller systems, automated teller machines (ATMs), vaults, safe deposit Boxes, safes, filing systems and counter lines. In addition to traditional bank locations, we have added pharmacies and super drug stores, utilities, shipping departments in factories and hospitals to our customer base with drive-up and walkup pneumatic and belt driven money transport and transaction systems. In addition, we provide all types of physical security systems including access control, master key systems and electronic locks, closed circuit television, and security systems to our customers. In June of 2001, we entered into the office equipment and furniture retail business, selling to commercial and industrial customers. All of our equipment sold is new, or pre-owned and refurbished in our shops.

     We receive much of our products directly from existing customers, through asset managers of bank holding companies, web advertising, and a large independent bank equipment dealer network. Our primary geographic markets are Kentucky, Tennessee and surrounding states. We install our own products and also service the products we sell. The Internet has increased awareness of our products and has been a good resource for purchasing as well as sales. Our primary customer market has been community banks, newly established banks and credit unions.

     Distribution Methods of Products and Services. Sales of equipment are made directly to customers by our sales personnel, as well as representatives from related companies, and direct support from several manufacturers and distributors. The technical nature of our products requires direct contact with customers and their architects and building contractors. Most products are sold under contractual agreements on total price, terms and conditions when installation by us is required. Purchase agreements are required from customers who provide for their own installations.

     Competitive Conditions. We know of other entities presently competing for the same geographic and business markets. Some of the other entities have greater capital resources, better geographic presence, national marketing, and more experience than we have.

     There are also some entities that cover similar markets, but usually sell different manufacturers' products as a dealership, and are not quite as diversified in terms of product mix. We have an advantage in some areas in that our pre-owned, in-house refurbished steel products, warehousing capability, transport and installation capability give us a pricing advantage on many of the products required by banks. Many of these products seldom change in style and can be resold for less than they cost to manufacture new. We also compete by allowing customer trade-in, consignment, or repurchasing of our customers' excess equipment. We now have a showroom under construction, which will give us a showplace for the latest equipment in the industry. We will have the capability to let customers compare products from manufacturers we represent and products our competitors represent. Our customer can bring floor plans and we can provide brochures, schematics, layouts with complete specifications as well as pricing on all our products, including office furniture. Until the development of our showroom, prospective customers must visit our previous installation sites.

     Sources and Availability of Raw Materials and the Names of Principal Suppliers. Because of a large number of mergers in the past decade among banks, closing many branches, we have been able to stockpile large quantities of equipment for resale. This includes safes and vaults, vault panels, depositories, bullet resistant glass, and teller fixtures. We do not believe that a shortage of materials will occur anytime soon. Because part of this business requires we match an existing product's specifications, size, color, etc. of teller fixtures, safe deposit boxes, ATMs. We buy from several manufactures for each product we sell. We can usually match our competitors' equipment for quality and price, with new or pre-owned products purchased directly from manufacturers, distributors and specialty equipment brokers.

     Dependence On One or a Few Major Customers. Our core market has been the community banks and credit unions of usually ten branches or less. We are not dependent on any one customer for a significant portion of our business.

     Intellectual Property.  None.

     Need for Any Governmental Approval For Products or Services.  None.

     Effect of Existing or Probable Governmental Regulations on the Business. None.

     Description of Research and Development Activities Over Last Two
Years.  None.

     Costs and Effects of Compliance with Environmental Laws.  None.

     Employees. As of August 1, 2001, we employed 21 full-time employees. Paul Clark serves as our President, and Roberta Clark as our corporate Secretary. We have three persons employed in sales, four persons in office/clerical capacities, and 12 persons engaged in installation/service activities in the field.

ITEM 2.  DESCRIPTION OF PROPERTY

     We currently occupy 23,976 square feet of office and warehouse space, which is located at 1535 Memphis Junction Road, Bowling Green, Kentucky. We pay a monthly rental of $5,000, plus applicable real estate taxes and maintenance expenses, pursuant to a three year lease agreement dated August 1, 1998, between Paul D. Clark, our President, and the Company. This lease has been renewed for the period August 1, 2001 thru July 31, 2004 on substantially the same terms.

     On March 9, 2001, additional space of 6,000 square feet for a showroom located at 370 Cal Batsel Road, Bowling Green, Kentucky was leased pursuant to an agreement between Ms. Debbie Gross and the Company (through its wholly-owned subsidiary, B.G. Banking Equipment). The monthly rental is $2,200, and the lease expires on November 30, 2001, at which time a lease extension or an outright purchase by the Company will be negotiated.

ITEM 3.  LEGAL PROCEEDINGS

     As of May 31, 2001, and as of the date of this Annual Report on Form 10-KSB, we were not involved in any material litigation other than that disclosed in Note 7 to the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (A) Market Information. The principal market on which our Common Stock is traded is the over-the-counter "pink sheets," for which quotes may be obtained on www.pinksheets.com. Prior to the second quarter of 2000, our stock was traded on the NASD OTC Bulletin Board (the "OTCBB"). Our ticker symbol is BSTR.

     It is our intention, subsequent to the filing of this Annual Report on Form 10-KSB, to cause to be filed by a market maker an application to relist our stock for trading on the OTCBB. No assurance can be given that such an application will be successful, or, if successful, when our stock would resume trading on the OTCBB.

     The following table sets forth the average high and low bid information for our Common Stock for each quarter, since August 31, 1999. This information was received from the OTCBB for quotes prior to the second quarter of 2000, and from www.pinksheets.com otherwise. As these are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

                                HIGH:    LOW:
                                -----    ----
For the quarter ended:
  August 31, 1999.............  2.30     1.33
  November 30, 1999...........  1.15     0.31
  February 29, 2000...........  1.22     0.66
  May 31, 2000................  0.51     0.46
  August 31, 2000.............  0.20     0.18
  November 30, 2000...........  0.23     0.23
  February 28, 2001...........  0.25     0.35
  May 31, 2001................  0.67     0.10

     (B) Holders. The approximate number of holders of record of our common Stock, as of August 1, 2001, was 909. This information was obtained from Continental Stock Transfer & Trust Company, our transfer agent.

     (C) Dividends. No dividends have been paid on our Common Stock; we do not foresee paying any dividends on our stock in the near future.

     We did not issue any Common Stock during the fiscal year ended May 31, 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this management's discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Business" and "Risk Factors," as well as those discussed elsewhere in this Annual Report on Form 10-KSB. The Company disclaims, any intent or obligation to update these forward-looking statements.

OVERVIEW

     The Banker's Store, Inc. (the "Company") was established in 1968. The Company remained dormant for many years until the Company completed the acquisition of B.G. Banking Equipment, Inc., and Financial Building Equipment Exchange, Inc., Kentucky corporations. The Company is now in the business of buying, selling, and trading both new and refurbishing of financial equipment for banks and other financial institutions. Commencing in June 2001, the Company entered the office equipment and furniture retail business. The Company markets the products throughout the United States primarily through direct sales to financial institutions and other distributors supported by the Company's direct sales force and soliciting new contacts through its presence on the Internet, though its principal geographic market is the Commonwealth of Kentucky and surrounding states.

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

     The Company may not sustain revenue growth or its level of profitability on a quarterly or annual basis and its operating results may not be consistent with predictions made by securities analysts.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales:

                                                               YEARS ENDED
                                                                 MAY 31,
                                                              --------------
                                                              2001     2000
                                                              -----    -----
Net sales...................................................  100.0%   100.0%
Cost of sales...............................................   61.5%    78.6%
                                                              -----    -----
Gross profit................................................   38.5%    21.4%
Expenses....................................................   27.0%    34.1%
                                                              -----    -----
Income from operations......................................   11.5%   (12.7)%
Other.......................................................    1.1%      .2%
                                                              -----    -----
Net income..................................................   12.6%   (12.5)%
                                                              =====    =====

  Results of operations for the years ended May 31, 2001 and 2000.

     Revenues:

     Revenues were approximately $2,463,000 for the year ended May 31, 2001 as compared to approximately $2,090,000 for the year ended May 31, 2000 reflecting an increase of approximately $373,000 or 17.8%. The increase in sales during the year ended May 31, 2001 was caused primarily by the higher demand for the front access ATM machines. In addition, revenues were positively impacted by the introduction of new products and the Company's website becoming operational, thereby enabling customers to see the products, which are being offered for sale.

     Cost of goods sold:

     Cost of goods sold and related expenses for the year ended May 31, 2001 were approximately $1,513,000 or 61.5% of net sales as compared to approximately $1,643,000 or 78.6% of net sales for the year ended May 31, 2000. Gross profit increased during the year ended May 31, 2001 as compared to the year ended May 31, 2000 primarily due to: (1) the high demand for front access ATM machines allowed the Company to increase its margin on that product; (2) the Company was able to sell certain of its older products during the year, where its cost basis was minimal; and (3) The Company was able to increase its margins on its refurbished products.

     Selling, general and administrative expenses:

     Selling, general and administrative expenses were approximately $666,000 for the year ended May 31, 2001 as compared to approximately $712,000 for the year ended May 31, 2000 reflecting a decrease of approximately $46,000 or 6.5% over the same period last year. In the last year, the Company had undertaken an increased general and administrative expense to create the infrastructure necessary to meet the Company's marketing and production goals. This year, the Company was able to become more efficient in its efforts and curtail certain of its spending in the overhead area.

     Net Income (Loss):

     As a result of the aforementioned, the Company's net income during the year ended May 31, 2001 increased by approximately $571,000 to approximately $309,000 or $.02 per share as opposed to a net loss of approximately $262,000 or ($.02) per share for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

     The Company had cash and cash equivalents of $257,524 and working capital of $697,250 at May 31, 2001. During the year ended May 31, 2001, The Company's cash and cash equivalents increased by $96,139. Cash and cash equivalents provided by operations was $94,887 primarily due to the Company's net income of $309,174 and the decrease in accounts receivable of $203,892 due to an increase in collections. These increases were partially offset by the payment of accounts payable and accrued expenses of $214,043 and the acquisition of additional inventory of $187,008.

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

ITEM 7.  FINANCIAL STATEMENTS

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              -----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................      7

CONSOLIDATED:
  BALANCE SHEETS
     MAY 31, 2001 AND 2000..................................      8

  STATEMENTS OF OPERATIONS
     YEARS ENDED MAY 31, 2001 AND 2000......................      9

  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     YEARS ENDED MAY 31, 2001 AND 2000......................     10

  STATEMENTS OF CASH FLOWS
     YEARS ENDED MAY 31, 2001 AND 2000......................     11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................  12-16

                                     * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
  The Banker's Store, Inc.

     We have audited the consolidated balance sheets of THE BANKER'S STORE, INC. AND SUBSIDIARIES as of May 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Banker's Store, Inc. and Subsidiaries as of May 31, 2001 and 2000, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          J.H. Cohn LLP

Roseland, New Jersey
July 13, 2001

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 2001 AND 2000

                                                                 2001          2000
                                                              ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  257,524    $  161,385
  Accounts receivable, net of allowance for doubtful
     accounts of $3,373 and $16,359.........................     157,680       348,586
  Inventories...............................................     763,641       576,633
  Prepaid expenses and other current assets.................      27,043        27,701
                                                              ----------    ----------
          Total current assets..............................   1,205,888     1,114,305
Equipment and improvements, net.............................      98,858       102,242
Other assets................................................       7,331         7,463
                                                              ----------    ----------
          Totals............................................  $1,312,077    $1,224,010
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   13,874    $   15,895
  Accounts payable and accrued expenses.....................      86,911       300,954
  Customer deposits.........................................     103,881       133,697
  Advances from principal stockholder.......................     261,972       229,573
  Private placement funds in dispute........................      42,000        42,000
                                                              ----------    ----------
          Total current liabilities.........................     508,638       722,119
Long-term debt, net of current portion......................       9,646        17,272
                                                              ----------    ----------
          Total liabilities.................................     518,284       739,391
                                                              ----------    ----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 80,000,000 shares
     authorized; 14,947,215 shares issued and outstanding...     149,473       149,473
  Additional paid-in capital................................     497,216       497,216
  Retained earnings (accumulated deficit)...................     147,104      (162,070)
                                                              ----------    ----------
          Total stockholders' equity........................     793,793       484,619
                                                              ----------    ----------
          Totals............................................  $1,312,077    $1,224,010
                                                              ==========    ==========

                See Notes to Consolidated Financial Statements.

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MAY 31, 2001 AND 2000

                                                                 2001           2000
                                                              -----------    -----------
Revenue.....................................................  $ 2,462,783    $ 2,090,432
Cost of goods sold..........................................    1,513,417      1,642,860
                                                              -----------    -----------
Gross profit................................................      949,366        447,572
Selling, general and administrative expenses................      666,207        712,200
                                                              -----------    -----------
Income (loss) from operations...............................      283,159       (264,628)
                                                              -----------    -----------
Other income (expense):
  Interest and other income.................................        3,363          5,134
  Interest expense..........................................       (2,612)        (2,448)
                                                              -----------    -----------
          Totals............................................          751          2,686
                                                              -----------    -----------
Income (loss) before income taxes...........................      283,910       (261,942)
Credit for income taxes.....................................      (25,264)
                                                              -----------    -----------
Net income (loss)...........................................  $   309,174    $  (261,942)
                                                              ===========    ===========
Basic earnings (loss) per common share......................  $       .02    $      (.02)
                                                              ===========    ===========
Weighted average number of common shares outstanding........   14,947,215     14,915,561
                                                              ===========    ===========

                See Notes to Consolidated Financial Statements.

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED MAY 31, 2001 AND 2000

                                                                            RETAINED
                                       COMMON STOCK         ADDITIONAL      EARNINGS
                                  ----------------------     PAID-IN      (ACCUMULATED
                                    SHARES       AMOUNT      CAPITAL        DEFICIT)        TOTAL
                                  ----------    --------    ----------    ------------    ---------
Balance, June 1, 1999...........  14,787,955    $147,880     $313,201      $  99,872      $ 560,953
Conversion of debt into common
  stock.........................      38,500         385       38,115                        38,500
Issuance of common shares
  through private placements,
  net of expenses of $3,192.....      15,000         150       11,658                        11,808
Issuance of shares for
  consulting fees...............     105,760       1,058      134,242                       135,300
Net loss........................                                            (261,942)      (261,942)
                                  ----------    --------     --------      ---------      ---------
Balance, May 31, 2000...........  14,947,215     149,473      497,216       (162,070)       484,619
Net income......................                                             309,174        309,174
                                  ----------    --------     --------      ---------      ---------
Balance, May 31, 2001...........  14,947,215    $149,473     $497,216      $ 147,104      $ 793,793
                                  ==========    ========     ========      =========      =========

                See Notes to Consolidated Financial Statements.

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MAY 31, 2001 AND 2000

                                                                2001         2000
                                                              ---------    ---------
Operating activities:
  Net income (loss).........................................  $ 309,174    $(261,942)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................     23,022       15,361
    Issuance of common stock for services...................                 135,300
    Provision for bad debts.................................    (12,986)      93,428
    Loss on sale of fixed assets............................      1,862
    Changes in operating assets and liabilities:
       Accounts receivable..................................    203,892      (44,547)
       Inventories..........................................   (187,008)     (98,146)
       Prepaid expenses and other current assets............        658      (17,176)
       Other assets.........................................        132       23,634
       Accounts payable and accrued expenses................   (214,043)      55,332
       Customer deposits....................................    (29,816)      63,574
                                                              ---------    ---------
         Net cash provided by (used in) operating
            activities......................................     94,887      (35,182)
                                                              ---------    ---------
Investing activities:
  Capital expenditures......................................    (17,428)     (24,083)
  Proceeds from sale of fixed assets........................      3,960
  Notes receivable -- affiliate.............................                     198
                                                              ---------    ---------
         Net cash used in investing activities..............    (13,468)     (23,885)
                                                              ---------    ---------
Financing activities:
  Principal payments of long-term debt......................    (17,679)     (10,663)
  Loan payable -- investors.................................                  53,908
  Loan payable -- principal stockholder.....................     32,399       55,046
                                                              ---------    ---------
         Net cash provided by financing activities..........     14,720       98,291
                                                              ---------    ---------
Net increase in cash and cash equivalents...................     96,139       39,224
Cash and cash equivalents, beginning of year................    161,385      122,161
                                                              ---------    ---------
Cash and cash equivalents, end of year......................  $ 257,524    $ 161,385
                                                              =========    =========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $   2,612    $   2,448
                                                              =========    =========
Supplemental disclosure of noncash investing and financing
  activities:
  Property and equipment financed through debt..............  $   8,032    $  28,288
                                                              =========    =========
  Inventory transferred to fixed assets.....................               $  29,530
                                                                           =========
  Issuance of shares of common stock for conversion of loan
    payable -- investors....................................               $  38,500
                                                                           =========

                See Notes to Consolidated Financial Statements.

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Organization and principles of consolidation:

     The Banker's Store, Inc. (the "Store") (formerly Maritime Transport and Technology, Inc.) was incorporated under the laws of the State of New York on June 26, 1968. The Company changed its name effective July 13, 2000. On May 31, 1998, the Company completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc. ("FBEE"), both Kentucky corporations, in exchange for 11,282,250 shares of its common stock. The acquisition of B.G. Banking and FBEE by the Store (collectively, the "Company") has been accounted for as a reverse merger involving a shell company, effectively a recapitalization of B.G. Banking and FBEE (the operating companies/accounting acquirers). Accordingly, the historical financial statements of the operating companies are presented as the historical financial statements of the registrant. The results of operations of the Store (legal acquirer) are included in the consolidated financial statements since May 31, 1998, the date of the merger. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is in the business of buying, selling, trading and refurbishing financial equipment for banks and other financial institutions.

  Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

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

  Advertising expenses:

     The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material during the years ended May 31, 2001 and 2000.

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES

  Net earnings (loss) per share:

     The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings
(loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the years ended May 31, 2001 and 2000.

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

  Income taxes:

     The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities be computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. At May 31, 2001 and 2000, deferred tax assets and liabilities were not material.

NOTE 2 -- EQUIPMENT AND IMPROVEMENTS:

     Equipment and improvements consist of the following:

                                            RANGE OF
                                            ESTIMATED
                                          USEFUL LIVES       2001        2000
                                          -------------    --------    --------
Machinery and equipment.................  3 to 10 years    $159,435    $147,661
Transportation equipment................        5 years     207,984     203,935
Computer equipment......................        5 years      16,983      16,983
Furniture and fixtures..................        5 years      35,150      34,652
Leasehold improvements..................        3 years      21,080      20,065
                                                           --------    --------
          Totals........................                    440,632     423,296
Less accumulated depreciation and
  amortization..........................                    341,774     321,054
                                                           --------    --------
          Totals........................                   $ 98,858    $102,242
                                                           ========    ========

     Depreciation and amortization amounted to $23,022 and $15,361 for the years ended May 31, 2001 and 2000, respectively.

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTE 3 -- LONG-TERM DEBT:

     Long-term debt consists of the following notes which are collateralized by transportation equipment:

                                                            2001       2000
                                                           -------    -------
9% notes, payable in monthly installments of $642,
  including interest and maturing in March 2003..........  $12,948    $19,178
7.75% notes, payable in monthly installments of $343,
  including interest and maturing in May 2002............    3,948      7,594
10.5% notes, payable in monthly installments of $306,
  including interest and maturing in May 2003............    6,624
11% notes, payable in monthly installments of $643,
  including interest and maturing at various times
  through June 2001......................................               6,395
                                                           -------    -------
          Totals.........................................   23,520     33,167
Less current portion.....................................   13,874     15,895
                                                           -------    -------
Long-term portion........................................  $ 9,646    $17,272
                                                           =======    =======

     Principal amounts due under the above obligations in each of the years subsequent to May 31, 2001 are $13,874 in 2002 and $9,646 in 2003.

NOTE 4 -- ADVANCES FROM PRINCIPAL STOCKHOLDER:

     During May 1999, the Company purchased $295,067 of inventory from its president and principal stockholder. The Company's purchase price represented the historical cost of these products. In addition, from time-to-time, the president and principal stockholder advances cash to the Company. These advances are noninterest bearing and are to be repaid upon demand.

NOTE 5 -- INCOME TAXES:

     The net credit for income taxes in 2001 consisted of the following:

Federal -- current..........................................  $(12,237)
State -- current............................................   (13,027)
                                                              --------
          Total.............................................  $(25,264)
                                                              ========

     The provision (credit) for income taxes in 2001 and 2000 differs from the amounts computed using the Federal statutory rate of 34% is a result of the following:

                                                              2001    2000
                                                              ----    ----
Expected provision (credit) at Federal statutory rate.......   34%    (34)%
Effect of state taxes, net of Federal income tax effect.....    6      (6)
Utilization of net operating loss...........................  (40)
Increase in valuation allowance for net deferred tax
  assets....................................................           40
Other.......................................................   (9)
                                                              ---     ---
  Effective tax rates.......................................   (9)%    --%
                                                              ===     ===

     As of May 31, 2001, the Company had net operating loss carryforwards of approximately $21,000 available to reduce future Federal taxable income which will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES carryforwards to substantial annual limitation, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $8,400 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of May 31, 2001. The Company had also offset the potential benefits from net operating loss carryforwards of approximately $195,000 by an equivalent valuation allowance as of May 31, 2000.

NOTE 6 -- RELATED PARTY TRANSACTIONS:

  Rent:

     On August 1, 1998, the Company entered into a three-year operating lease with its President and principal stockholder for the lease of an aggregate of 23,976 square feet of office and warehouse space located in Bowling Green, Kentucky. The lease provides for a monthly rent of $5,000 plus applicable real estate taxes and maintenance expenses. The Company has extended the lease through August 2004 under the same terms.

     The Company is obligated to its President and principal stockholder for rent under the aforementioned lease in years subsequent to May 31, 2001 as follows: $60,000 in 2002, 2003 and 2004 and $10,000 in 2005.

     Related rent expense amounted to $66,442 and $62,482 for the years ended May 31, 2001 and 2000, respectively.

NOTE 7 -- CONTINGENCIES:

  Private placement -- B.G. Banking:

     Prior to the Store's reverse merger with B.G. Banking and FBEE (see Note
1), B.G. Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers of shares of B.G. Banking's common stock were offered and they received shares of common stock in the Store at a ratio of 1 share of B.G. Banking common stock to 1.5 shares of the Store's common stock. The Company issued 189,750 shares of its common stock in satisfaction of the subscription agreements at a value of $.67 per share.

     Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of May 31, 2001, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES

     As of May 31, 2001, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

     On March 7, 2000, the Company filed an action in the Supreme Court of New York, County of New York, against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and is seeking an accounting of Taurus' books and records. The action arises out of B.G. Banking's confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On November 15, 2000 a motion filed by Taurus' counsel to be relieved as counsel was granted. On December 14, 2000, the court granted the Company oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the Court granted the motion filed by the defendant and thereby the action has been transferred to the New York State Supreme Court, Delaware County. The Company is awaiting a date for a hearing on plaintiff's damages. The Company intends to continue to litigate this action.

  Concentrations of credit risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. The Company's cash balances with financial institutions, at times, may exceed Federal Deposit Insurance Corporation insured limits. At May 31, 2001, the Company has cash and cash equivalent balances that exceed Federally insured limits in the amount of approximately $56,000. During 2000, the Company had one customer which accounted for approximately 13% of sales. The Company's receivable from the major customer was approximately 30% of total accounts receivable in 2000. During 2001, no such concentration existed.

NOTE 8 -- FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The Company's material financial instruments at May 31, 2001 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable and accounts payable, advances from principal stockholder and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair value because of their liquidity and/or their short-term maturities; (ii) long-term debt were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics and (iii) although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from the principal stockholder, because of the relationship of the Company and its stockholders, it believes that these advances will be repaid on a short-term basis and, accordingly, the carrying value of the advances approximate fair value.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 20, 2000 our Board of Directors appointed the firm of J.H. Cohn LLP as the Company's auditors replacing Thomas P. Monahan, CPA ("Monahan"), who was dismissed by the Board of Directors effective the same date, as reported on a Form 8-K dated July 25, 2000. The decision to dismiss Monahan was recommended and approved by the Company's Board of Directors.

     None of the reports of Thomas P. Monahan, CPA, on the Company's audited financial statements for the year ended May 31, 1999 and the nine months May 31, 1998 and the unaudited financial statements for the interim periods through July 20, 2000 contained an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of the Company's financial statements as of and for the year ended May 31, 1999 and the nine months since May 31, 1998 and for the Company's unaudited financial statements for the interim periods through July 20, 2000, there have been no disagreements with Thomas P. Monahan, CPA, on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of Thomas P. Monahan, CPA, would have caused Monahan to make references to his reports on the Company's financial statements as of and for the years ended May 31, 1999 and the nine months since May 31, 1998.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     All information presented in this Item is as of May 31, 2001.

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

NAME                                        AGE                         POSITION
----                                        ---                         --------
Paul D. Clark**...........................  58     President, Director, and Chief Executive Officer
Roberta Clark**...........................  57     Secretary and Director
Albert Blankenship........................  68     Chief Financial Officer and Director

---------------
 * There are no arrangements or understandings between any director and/or executive officer and any other person, pursuant to which they are, or are to be, selected as a director and/or executive officer.

** Paul D. Clark and Roberta Clark are husband and wife.

     PAUL D. CLARK, Mr. Clark is the founder of B.G. Banking Equipment, Inc. (Formerly AAA Alarms and Services, Inc., March 1977) He has been President, CEO and a Director of the Company since 1998. He has worked in a variety of management and sales positions in the electronic security and banking equipment industries as well as the U.S. Navy. His education and training were from several technical schools including an Industrial Electronics degree received in 1970. Mr. Clark also received medical electronics specialist training and was an interior communication electrician with the United States Naval Submarine Service. Mr. Clark also attends specialized educational courses annually to stay current in the field of security.

     ROBERTA CLARK, Ms. Clark has been a Director and Secretary of the Company since May, 1998. From 1977 to 1998, Ms. Clark served in similar positions at AAA Alarms. She attended Colorado State University in Fort Collins, Colorado, where she received a B.A. in Art in 1965.

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

     None of the directors, officers, promoters or control persons have, in the last five years: (1) Had any voluntary or involuntary bankruptcy with any other company, general partnership or executive officership; (2) Had any conviction in a criminal proceeding nor was subjected to a pending criminal proceedings; (3) Been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoined, barred, suspended or otherwise limited in their involvement in any type of business, securities or banking activities; and (4) Been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, or where the judgment has not otherwise been reversed, suspended or vacated.

     Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on a review of Forms 3 and 4, and amendments thereto furnished to the Company under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, all reports required under
Section 16(a) of the Securities Exchange Act of 1934 were timely filed, with the exception of the Form 5s for each of Messrs. Clark and Blankenship, and Ms. Clark, which were filed on July 27, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the salary for Company's last three completed fiscal years for the named executive officers. Unless otherwise indicated, no bonus, other annual compensation, restricted stock awards, securities underlying options or stock appreciation rights, long term incentive plan payouts, or other long-term compensation was awarded.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                         YEAR    ANNUAL COMPENSATION
---------------------------                         ----    -------------------
Paul D. Clark,....................................  2001          $51,600
  President                                         2000          $43,600
                                                    1999          $33,600

Mr. Clark's annual contract is for $78,000.00 and the balance not paid in cash is deferred into a note payable to Mr. Clark.

     No executive officer was compensated in excess of $100,000 for the past three (3) fiscal years.

     Directors' Compensation. The Directors have not received any compensation for their services. The Company has adopted, through attrition, the plan B.G. Banking Equipment has had in place for approximately 6 years that provides an annuity and life insurance as part of profit sharing. There is also a group health insurance policy for which 2/3 of the cost is paid for by the Company.

     Employment Contracts, Termination of Employment and Change-In-Control Arrangements. On February 1, 1998, the Company entered into an employment agreement ("Employment Agreement") with Paul D. Clark, in which the Company employed Mr. Clark for a successive three-year term. The agreement provides for an initial base salary of $78,000 per year, and further provides for family health insurance, a $100,000 whole life insurance plan, 15 vacation days and five (5) personal days. Mr. Clark's Employment Agreement is terminable upon the occurrence of anyone of the following: (1) employee's death, (2) failure of the Company, as evidenced by filing under the Bankruptcy Act for liquidation, or the making of an assignment for the benefit of creditors; or (3) a material breach of the Employment Agreement to the Company executed by the employee. This agreement was subsequently extended on a year-to-year basis, effective February 1, 2001, on substantially the same terms.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the ownership of the Company's securities as of May 31, 2001, by any person (including any group) who is known to the Company to be the beneficial owner of more than 5% of Company's common stock, $.01 par value per share, and by the Company's executive officers and directors.

                                                          NUMBER OF
NAME                                                     SHARES OWNED    PERCENTAGE OWNED
----                                                     ------------    ----------------
Paul D. Clark..........................................   6,631,815           44.37%
  1985 Claypool Alvaton Rd
  Bowling Green, Kentucky 42101
Roberta Clark..........................................   6,631,815           44.37%
  1985 Claypool Alvaton Rd
  Bowling Green, Kentucky 42101
Albert Blankenship.....................................     131,257            0.88%
  628 Sherwood Drive
  Bowling Green, Kentucky 42101

     There are no arrangements which may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company presently occupies 23,976 square feet of office and warehouse space located at 1535 Memphis Junction Road, Bowling Green, Kentucky, for a monthly rental of $5,000, pursuant to a three year lease agreement dated August 1, 1998, by and between the Company, and the Company's President, Paul D. Clark, as owner of the property. Related rent expense amounted to $60,000 for the fiscal year ended May 31, 2001, and $60,000 for the fiscal year ended May 31, 2000.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A) There are no additional exhibits filed with this Annual Report.

             EXHIBIT NUMBER AND DESCRIPTION OF DOCUMENT
             ------------------------------------------
 2.1(2)  Agreement of Business Combination By Stock Exchange, dated
         April 15, 1998, by and between BG Banking Equipment and
         Maritime Transport & Technology, Inc.
 3.1(1)  Certificate of Incorporation of The Banker's Store, Inc., as
         amended.
 3.2(1)  Articles of Incorporation of Financial Building Equipment
         Exchange, Inc.
 3.3(1)  Articles of Incorporation as amended of BG Banking
         Equipment, Inc.
 3.4(1)  Bylaws of The Banker's Store, Inc.
 4.1(2)  Specimen Common Stock Certificate.
10.1(2)  Business Lease, dated August 1, 1998, by and between Paul D.
         Clark and Maritime Transport and Technology, Inc. (DBA The
         Bank Store and DBA BG Banking Equipment, Inc.)
10.2(2)  Employment Agreement, dated February 1, 1998, by and between
         Maritime Transport & Technology, Inc. (DBA The Bank Store
         and DBA BG Banking Equipment, Inc.) and Paul Clark.
21.1(1)  Subsidiaries of the Company.

---------------
(1) Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 1998.

(2) Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 2000.

(B) During the last quarter of the period covered by this report, there were no reports on Form 8-K filed with the United States Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          The Banker's Store, Inc.

                                          By:       /s/ PAUL D. CLARK
                                            ------------------------------------
                                                       Paul D. Clark
                                                 President, CEO & Director

Dated: August 13, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                          By:       /s/ ROBERTA CLARK
                                            ------------------------------------
                                                       Roberta Clark
                                                    Secretary & Director

Dated: August 13, 2001

                                          By:    /s/ ALBERT BLANKENSHIP
                                            ------------------------------------
                                                     Albert Blankenship
                                            Chief Financial Officer and Director

Dated: August 13, 2001