Form 10QSB
period 2001-08-31
BANKERS STORE INC
filed 2001-10-15
CIK 27850

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal quarter ended August 31, 2001

                           Commission File No.: 0-0880

                            THE BANKER'S STORE, INC.
                    (Exact name of Registrant in its charter)

                                    New York
         (State or Other Jurisdiction of Incorporation or Organization)

                 (I.R.S. Employer Identification No.) 11-2196303

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

      As of October 12, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $387,382. This aggregate market value is computed by reference to the last sale price of such common equity on such date.

      14,947,215 shares, $.01 par value per share, as of October 12, 2001 (Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                  THE BANKER'S STORE, INC. AND SUBSIDIARIES




                                    I N D E X
                                                                     Page
                                                                     -----

       FINANCIAL STATEMENTS ......................................... F-1

         CONDENSED CONSOLIDATED BALANCE SHEETS
           AUGUST 31, 2001 (UNAUDITED) AND MAY 31, 2001 ............. F-2

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED AUGUST 31, 2001 AND 2000 (UNAUDITED) ... F-3

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED AUGUST 31, 2001 AND 2000 (UNAUDITED) ... F-4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED) ............................................. F-5-F-7




                                    * * *

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        AUGUST 31, 2001 AND MAY 31, 2001




                                                                 August         May
                              ASSETS                            31, 2001       31, 2001
                                                               ----------     ----------
                                                               (Unaudited)    (See Note 1)
Current assets:
   Cash and cash equivalents                                   $  286,110     $  257,524
   Accounts receivable, net                                       133,017        157,680
   Inventories                                                    801,821        763,641
   Prepaid expenses and other current assets                       24,786         27,043
                                                               ----------     ----------
         Total current assets                                   1,245,734      1,205,888

Equipment and improvements, net                                    96,476         98,858
Other assets                                                        7,331          7,331
                                                               ----------     ----------

         Totals                                                $1,349,541     $1,312,077
                                                               ==========     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current portion of long-term debt                           $   13,153     $   13,874
   Accounts payable and accrued expenses                          190,056         86,911
   Customer deposits                                              168,432        103,881
   Advances from principal stockholder                            261,972        261,972
   Private placement funds in dispute                              42,000         42,000
                                                               ----------     ----------
         Total current liabilities                                675,613        508,638

Long-term debt, net of current portion                              7,007          9,646
                                                               ----------     ----------
         Total liabilities                                        682,620        518,284
                                                               ----------     ----------

Contingencies

Stockholders' equity:
   Common stock, $.01 par value; 80,000,000 shares
      authorized; 14,947,215 shares outstanding                   149,473        149,473
   Additional paid-in capital                                     497,216        497,216
   Retained earnings                                               20,232        147,104
                                                               ----------     ----------
         Total stockholders' equity                               666,921        793,793
                                                               ----------     ----------

         Totals                                                $1,349,541     $1,312,077
                                                               ==========     ==========


See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
                                   (Unaudited)




                                                                   2001              2000
                                                               ------------      ------------

Revenue                                                        $    401,221      $    724,524

Cost of goods sold                                                  323,630           554,878
                                                               ------------      ------------

Gross profit                                                         77,591           169,646

Selling, general and administrative expenses                        204,604           120,709
                                                               ------------      ------------

Income (loss) from operations                                      (127,013)           48,937
                                                               ------------      ------------

Other income (expense):
   Interest income                                                      650               653
   Interest expense                                                    (509)             (726)
                                                               ------------      ------------
     Totals                                                             141               (73)
                                                               ------------      ------------

Net income (loss)                                              $   (126,872)     $     48,864
                                                               ============      ============

Basic earnings (loss) per common share                         $       (.01)     $         --
                                                               ============      ============


Basic weighted average number of common shares outstanding       14,947,215        14,947,215
                                                               ============      ============


See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
                                   (Unaudited)





                                                                     2001           2000
                                                                  ---------      ---------
Operating activities:
   Net income (loss)                                              $(126,872)     $  48,864
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization                                   6,288          3,000
      Changes in operating assets and liabilities:
         Accounts receivable                                         24,663         22,221
         Inventories                                                (38,180)       (72,330)
         Prepaid expenses and other current assets                    2,257        (13,684)
         Accounts payable and accrued expenses                      103,145        (42,066)
         Customer deposits                                           64,551        116,262
                                                                  ---------      ---------
               Net cash provided by operating activities             35,852         62,267

Investing activities - purchase of equipment and improvements        (3,906)        (1,456)

Financing activities - repayments of long-term debt                  (3,360)          (425)
                                                                  ---------      ---------

Net increase in cash and cash equivalents                            28,586         60,386
Cash and cash equivalents, beginning of period                      257,524        161,385
                                                                  ---------      ---------

Cash and cash equivalents, end of period                          $ 286,110      $ 221,771
                                                                  =========      =========

Supplemental disclosure of cash flow information:
   Interest paid                                                  $     509      $     726
                                                                  =========      =========


See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of presentation:

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of August 31, 2001, and its results of operations and cash flows for the three months ended August 31, 2001 and 2000. Information included in the condensed consolidated balance sheet as of May 31, 2001 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended May 31, 2001 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information in the 10-KSB.

          The consolidated results of operations for the three months ended August 31, 2001 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Net income (loss) per share:

          Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings
          (loss) per share includes no dilution and is computed by dividing net income (loss) by the total number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could dilute the shares in computing the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into common stock. As of August 31, 2001 and 2000 and for the periods then ended, there were no dilutive securities outstanding.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Contingencies:

          Private placement - B.G. Banking:

            Prior to The Banker's Store, Inc.'s reverse acquisition with B.G. Banking and FBEE, B.G. Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers to shares of B.G. Banking's common stock were offered and they received shares of common stock in The Banker's Store, Inc. at a ratio of 1 share of B.G. Banking common stock to 1.5 shares of The Banker's Store Inc.'s common stock. The Company issued 189,750 shares of its common stock in satisfaction of the subscription agreements at a value of $.67 per share.

            Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by The Banker's Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of August 31, 2001, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

            As of August 31, 2001, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

            However, on September 26, 2001, Taurus Venture Capital Fund, LLC and Taurus filed a similar claim against the Company and its president. The time frame for which the Company to respond has not yet expired and it believes it has a meritorious defense and intends to vigorously defend the action.

            On March 7, 2000, the Company filed an action in the Supreme Court of New York against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and is seeking an accounting of Taurus' books and records. The action arises out of B.G. Banking's confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On November 15, 2000, a motion filed by Taurus' counsel to be relieved as counsel was granted. On December 14, 2000, the court granted the Company oral motion for the entry of a default judgment against Taurus. By an Order entered on May 4, 2001, this action was transferred to Delaware County and the action is continuing.


                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this management's discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those discussed elsewhere in this filing on Form 10-QSB. The Company disclaims, any intent or obligation to update these forward-looking statements.

OVERVIEW

The Banker's Store, Inc. (the "Company") was established in 1968. The Company remained dormant for many years until the Company completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc., ("FBEE"), Kentucky corporations. The Company is now in the business of buying, selling, and trading both new and refurbished financial equipment to banks and other financial institutions. Commencing in June 2001, the Company entered the office equipment and furniture retail business. The Company markets the products throughout the United States primarily through direct sales to financial institutions and other distributors supported by the Company's direct sales force and soliciting new contacts through its presence on the Internet. To date sales in the Company's office equipment and furniture retail segment have been immaterial.


The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products at competitive prices are obtained and sources of good used banking and banking related equipment and furniture become available at favorable prices; market acceptance of current or new products, delays, or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, competitive pressures on average selling prices and changes in the mix of products sold.

Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, order cancellations, or order rescheduling or remanufacturing delays. The Company purchases and resells new merchandise and refurbishes and ships its other products after receipt of orders and has not developed a significant backlog for such products and does not anticipate it will develop a material backlog for such products in the future.

Because the Company plans to increase its operating expenses, primarily for personnel in the security equipment servicing sector, a planned new segment of the business, and activities supporting newly-introduced products, new product development and entering new markets, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or are subject to delays.


RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales:

                                    Three months ended
                                      August 31,
                                  2001         2000
                                 ------       ------


Net sales                         100.0%       100.0%
Cost of sales                      80.7%        76.6%
                                 ------       ------

Gross profit                       19.3%        23.4%

Expenses                           51.0%        16.7%
                                 ------       ------

Income(loss) from operations      (31.7)%        6.7%
Other                                .1%         --
                                 ------       ------

Net income(loss)                  (31.6)%        6.7%
                                 ======       ======


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000.

Revenues:

Revenues were approximately $401,000 for the three months ended August 31, 2001 as compared to approximately $725,000 for the three months ended August 31, 2000 reflecting a decrease of approximately $324,000 or 44.7%. The decrease in revenues during the three months ended August 31, 2001 was caused primarily by the low interest rate environment which has negatively impacted the earnings of financial institutions. Therefore, community banks have reduced their spending on new construction and are focusing instead on small remodeling projects, upgrading of ATMs, drive up systems and other new technologies. This trend by the community banks will probably continue for the next quarter.


Cost of goods sold:

Cost of goods sold and related expenses for the three months ended August 31, 2001 were approximately $324,000 or 80.7% of net sales as compared to approximately $555,000 or 76.6% of net sales for the three months ended August 31, 2000. Gross profit decreased during the three months ended August 31, 2001 as compared to the three months ended August 31, 2000 primarily due to the ratio of new products sold to refurbished products sold. The sale of refurbished or used items carries a much higher gross profit than the sales of new items.



Selling, general and administrative expenses:

Selling, general and administrative expenses were approximately $205,000 for the three months ended August 31, 2001 as compared to approximately $121,000 for the three months ended August 31, 2000 reflecting an increase of approximately $84,000 or 69.4% over the same period last year. In the last year, the Company had undertaken an increased general and administrative expense to create the infrastructure necessary to meet the Company's marketing and production goals.

Net Income (Loss):

As a result of the aforementioned, the Company's net income (loss) during the three months ended August 31, 2001 decreased by approximately $176,000 to approximately a net loss of $127,000 ($.01 basic loss per common share) as oppose to net income of approximately $49,000 (or less than $.01 per common share) for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

At August 31, 2001, the Company had cash and cash equivalents of $286,110 and working capital of $570,121. During the three months ended August 31, 2001, the Company's cash and cash equivalents increased by $28,586. Cash and cash equivalents provided by operations was $35,852 primarily due to the increases in customer deposits and accounts payable and accrued expenses of $64,551 and $103,145, respectively. These increases were partially offset by the Company funding its net loss of $126,872 and the acquisition of additional inventory of $38,180.


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

Part II

Item 1.  Legal Proceedings

      As of the date of this Quarterly Report on Form 10-QSB, the Registrant was not involved in any material legal proceedings, other than those referenced in
Note 7 to the Registrant's financial statements contained in its Annual Report on Form 10-KSB, to which reference is made, and except as follows:

      On September 26, 2001, the Registrant was named as a defendant (under the names The Bank Store, Inc. and B.G. Banking Equipment, Inc. ("BGB")), in an action filed in the Circuit Court of the Twelfth Judicial District, Manatee County, Florida, by Taurus Venture Capital Fund, LLC and Taurus International Investments, Inc. The Registrant's President was also named as a defendant. The action alleges that the Registrant and Mr. Clark violated various Florida statutes, by failing to effect the exchange of 150,000 shares of BGB common stock held by Alexander Brosda and Andrew Seim (allegedly as beneficial owners for plaintiffs), for 225,000 shares of the common stock of the Registrant. The time for defendants to respond to the complaint has not yet expired. The Registrant believes it has meritorious defenses, and intends to defend the action with vigor.

      Reference is made to the description of the action filed by the Registrant against Taurus Investments International, Inc. and Messrs. Seim and Brosda in New York State Supreme Court, New York County. By order entered on May 4, 2001, this action was transferred to New York State Supreme Court, Delaware County, and the action is continuing.

Item 2.  Changes in Securities and Use of Proceeds

      During the period covered by this Quarterly Report on Form 10-QSB, there were: (a) no material modifications to the instruments defining the rights of the holders of any of Registrant's securities, nor (b) any securities issued by the Registrant.

Item 3.  Defaults Upon Senior Securities

      During the period covered by this Quarterly Report on Form 10-QSB, there were no defaults upon the senior securities of Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

      During the period covered by this Quarterly Report on Form 10-QSB, there were no matters submitted to a vote of security holders.

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      There are no exhibits filed with this Quarterly Report on Form 10-QSB.

      There were no Current Reports on Form 8-K filed during the period covered by this Quarterly Report on Form 10-QSB.


                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BANKER'S STORE, INC.


By:  /s/ Paul D. Clark
     -----------------------------------
     Paul D. Clark, President and
     Chief Executive Officer

By:  /s/ Albert Blankenship
     ------------------------------
     Albert Blankenship, Chief
     Financial Officer

Dated: October 15, 2001