Form 10QSB
period 2001-11-30
BANKERS STORE INC
filed 2002-01-14
CIK 27850

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                     Quarterly report under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                   For the fiscal quarter ended November 30, 2001

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

      As of January 9, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $170,032. This aggregate market value is computed by reference to the last sale price of such common equity on such date.

      14,947,215 shares, $.01 par value per share, as of January 9, 2002 (Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

Part I

Item 1.  Financial Statements

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES




                                    I N D E X

                                                                               PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS
           NOVEMBER 30, 2001 (UNAUDITED) AND MAY 31, 2001                       3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           SIX AND THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
           (UNAUDITED)                                                          4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000 (UNAUDITED)              5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (UNAUDITED)                                                           6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES



                                      * * *

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 30, 2001 AND MAY 31, 2001



                                                               November           May
                              ASSETS                           30, 2001          31, 2001
                              ------                           --------          --------
                                                             (Unaudited)       (See Note 1)
Current assets:
   Cash and cash equivalents                                 $   265,488       $  257,524
   Accounts receivable, net                                      134,713          157,680
   Inventories                                                   864,044          763,641
   Prepaid expenses and other current assets                      48,252           27,043
                                                             -----------       ----------
         Total current assets                                  1,312,497        1,205,888

Equipment and improvements, net                                   94,719           98,858
Other assets                                                       7,331            7,331
                                                             -----------       ----------
         Totals                                               $1,414,547       $1,312,077
                                                             ===========       ==========


                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current portion of long-term debt                          $   12,419       $   13,874
   Accounts payable and accrued expenses                         201,855           86,911
   Customer deposits                                             210,036          103,881
   Advances from principal stockholder                           261,972          261,972
   Private placement funds in dispute                             42,000           42,000
                                                             -----------       ----------
         Total current liabilities                               728,282          508,638

Long-term debt, net of current portion                             4,314            9,646
                                                             -----------       ----------
         Total liabilities                                       732,596          518,284
                                                             -----------       ----------

Contingencies

Stockholders' equity:
   Common stock, $.01 par value; 80,000,000 shares
      authorized; 14,947,215 shares outstanding                  149,473          149,473
   Additional paid-in capital                                    497,216          497,216
   Retained earnings                                              35,262          147,104
                                                             -----------       ----------
         Total stockholders' equity                              681,951          793,793
                                                             -----------       ----------
         Totals                                               $1,414,547       $1,312,077
                                                              ==========       ==========





See Notes to Condensed Consolidated Financial Statements.

                  THE BANKER'S STORE, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            SIX AND THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                 (Unaudited)



                                                     Six Months Ended                       Three Months Ended
                                                         November 30,                          November 30,
                                                  -----------------------                 -----------------------
                                                   2001              2000                2001                2000
                                                   ----              ----                ----                ----
Revenue                                    $    832,627        $  1,320,139        $    431,406       $    595,615

Cost of goods sold                              562,820           1,023,008             239,190            468,130
                                           ------------        ------------        ------------       ------------
Gross profit                                    269,807             297,131             192,216            127,485

Selling, general and administrative
   expenses                                     382,553             222,622             177,949            101,913
                                           ------------        ------------        ------------       ------------
Income (loss) from operations                  (112,746)             74,509              14,267             25,572

Other income (expense)                              904                 (23)                763                 50
                                           ------------        ------------        ------------       ------------
Net income (loss)                          $   (111,842)       $     74,486        $     15,030       $     25,622
                                           ============        ============        ============       ============


Basic income (loss) per common share       $       (.01)       $       --          $         --       $         --
                                           ============        ==========          ============       ============

Basic weighted average number of
   common shares outstanding                 14,947,215         14,947,215          14,947,215          14,947,215
                                             ==========         ==========          ==========          ==========


See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                   (Unaudited)



                                                                       2001             2000
                                                                       ----             ----
Operating activities:
   Net income (loss)                                                $(111,842)       $  74,486
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization                                    12,576            6,250
      Changes in operating assets and liabilities:
         Accounts receivable                                           22,967           23,616
         Inventories                                                 (100,403)         (75,554)
         Prepaid expenses and other current assets                    (21,209)           3,702
         Accounts payable and accrued expenses                        114,944         (105,066)
         Customer deposits                                            106,155          170,683
                                                                    ---------        ---------
               Net cash provided by operating activities               23,188           98,117

Investing activities - purchase of equipment and improvements          (8,437)          (6,397)

Financing activities - repayments of long-term debt                    (6,787)          (7,230)
                                                                    ---------        ---------

Net increase in cash and cash equivalents                               7,964           84,490
Cash and cash equivalents, beginning of period                        257,524          161,385
                                                                    ---------        ---------

Cash and cash equivalents, end of period                            $ 265,488        $ 245,875
                                                                    =========        =========

Supplemental disclosure of cash flow information:
   Interest paid                                                    $   1,177        $   1,334
                                                                    =========        =========



See Notes to Condensed Consolidated Financial Statements.

                  THE BANKER'S STORE, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Basis of presentation:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of November 30, 2001, and its results of operations for the six and three months ended November 30, 2001 and 2000 and its cash flows for the six months ended November 30, 2001 and 2000. Information included in the condensed consolidated balance sheet as of May 31, 2001 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended May 31, 2001 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information in the 10-KSB.

            The consolidated results of operations for the six and three months ended November 30, 2001 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Net income (loss) per share:

            The Company presents "basic" income (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic income (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted income per share is similar to that of basic income per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the six months ended November 30, 2001 and 2000.


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

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3 - Contingencies (continued):

          Private placement - B.G. Banking (concluded):

            Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by The Banker's Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of November 30, 2001, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

            As of November 30, 2001, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3 - Contingencies (concluded):

          Litigation:

            On February 29, 2000, Alexander C. Brosda and Andrew Seim filed an action in the United States District Court in Florida against the Company. The action alleges that the Company violated the Exchange Act of 1934, as amended, and various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Brosda and Seim for 225,000 shares of the Company's common stock. On June 5, 2000, the Company filed a motion to dismiss the complaint for failure to state a claim, improper venue and lack of jurisdiction, respectively. On January 23, 2001, the court dismissed the plaintiffs' claims alleging violations of the Exchange Act of 1934. The plaintiffs did not file an amended complaint, and the action has been dismissed by the court without prejudice.

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

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales:

                                    Six Months Ended             Three Months Ended
                                      November 30,                 November 30,
                                   2001        2000             2001          2000
                                   ----        ----             ----          ----

Net sales                       100.0%        100.0%           100.0%         100.0%
Cost of sales                    67.6%         77.5%            55.4%          78.6%
                                 ----          ----             ----           ----

Gross profit                     32.4%         22.5%            44.6%          21.4%

Expenses                         45.9%         16.9%            41.3%          17.1%
                                 ----          ----             ----           ----

Income(loss) from operations    (13.5)%         5.6%             3.3%          4.3%
Other                              .1%                             .2%          --
                                 ----          ----             ----           ----

Net income(loss)                (13.4)%         5.6%             3.5%           4.3%
                                =====           ===              ===            ===


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2000.

Revenues:

Revenues were approximately $833,000 for the six months ended November 30, 2001 as compared to approximately $1,320,000 for the six months ended November 30, 2000 reflecting a decrease of approximately $487,000 or 36.9%. The decrease in revenues during the six months ended November 30, 2001 was caused primarily by the low interest rate environment which has negatively impacted the earnings of financial institutions. Therefore, community banks have reduced their spending on new construction and are focusing instead on small remodeling projects, upgrading of ATMs, drive up systems and other new technologies. This trend by the community banks will probably continue for the next quarter.

Cost of goods sold:

Cost of goods sold and related expenses for the six months ended November 30, 2001 were approximately $563,000 or 67.6% of net sales as compared to approximately $1,023,000 or 77.5% of net sales for the six months ended November 30, 2000. Gross profit increased during the six months ended November 30, 2001 as compared to the six months ended November 30, 2000 primarily due to the ratio of refurbished products sold to new products sold. The sale of refurbished or used items carries a much higher gross profit than the sales of new items.

Selling, general and administrative expenses:

Selling, general and administrative expenses were approximately $383,000 for the six months ended November 30, 2001 as compared to approximately $223,000 for the six months ended November 30, 2000 reflecting an increase of approximately $160,000 or 71.7% over the same period last year. In the current year, the Company had undertaken an increased general and administrative expense to create the infrastructure necessary to meet the Company's marketing and production goals.

Net Income (loss):

As a result of the aforementioned, the Company's net income (loss) during the six months ended November 30, 2001 decreased by approximately $186,000 to approximately a net loss of $112,000 ($.01 per share) as opposed to net income of approximately $74,000 (or less than $.01 per share) for the comparable prior period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2000.

Revenues:

Revenues were approximately $431,000 for the three months ended November 30, 2001 as compared to approximately $595,000 for the three months ended November 30, 2000 reflecting a decrease of approximately $164,000 or 27.6%. The decrease in revenues during the three months ended November 30, 2001 was caused primarily by the low interest rate environment which has negatively impacted the earnings of financial institutions. Therefore, community banks have reduced their spending on new construction and are focusing instead on small remodeling projects, upgrading of ATMs, drive up systems and other new technologies. This trend by the community banks will probably continue for the next quarter.

Cost of goods sold:

Cost of goods sold and related expenses for the three months ended November 30, 2001 were approximately $239,000 or 55.4% of net sales as compared to approximately $468,000 or 78.6% of net sales for the three months ended November 30, 2000. Gross profit increased during the three months ended November 30, 2001 as compared to the three months ended November 30, 2000 primarily due to the ratio of refurbished products sold to new products sold. The sale of refurbished or used items carries a much higher gross profit than the sales of new items.

Selling, general and administrative expenses:

Selling, general and administrative expenses were approximately $178,000 for the three months ended November 30, 2001 as compared to approximately $102,000 for the three months ended November 30, 2000 reflecting an increase of approximately

$76,000 or 74.5% over the same period last year. In the current year, the Company had undertaken an increased general and administrative expense to create the infrastructure necessary to meet the Company's marketing and production goals.

Net Income:

As a result of the aforementioned, the Company's net income during the three months ended November 30, 2001 decreased by approximately $11,000 to $15,000 (less than $.01 per share) as opposed to approximately $26,000 (less than $.01 per share) for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing.

At November 30, 2001, the Company had cash and cash equivalents of $265,488 and working capital of $584,215. During the six months ended November 30, 2001, the Company's cash and cash equivalents increased by $7,964. Cash and cash equivalents provided by operations was $23,188 primarily due to the increases in customer deposits and accounts payable and accrued expenses of $106,155 and $114,944, respectively. These increases were partially offset by the Company funding its net loss of $111,842 and the acquisition of additional inventory of $100,403.

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

THE BANKER'S STORE, INC.


By:/s/ Paul D. Clark
   -----------------------------------
     Paul D. Clark, President and
     Chief Executive Officer

By:/s/ Albert Blankenship
   ------------------------------
     Albert Blankenship, Chief
     Financial Officer

Dated: January 14, 2002