Form 10QSB
period 2002-02-28
BANKERS STORE INC
filed 2002-04-15
CIK 27850

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal quarter ended February 28, 2002

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

           Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

           As of April 10, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $232,700. This aggregate market value is computed by reference to the last sale price of such common equity on such date.

           14,947,215 shares, $.01 par value per share, as of April 10, 2002 (Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES


                                    INDEX


                                                                                              PAGE

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS
              FEBRUARY 28, 2002 (UNAUDITED) AND MAY 31, 2001                                    2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              NINE AND THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001 (UNAUDITED)                3

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001 (UNAUDITED)                          4

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                      5-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                             8-14

PART II.  OTHER INFORMATION                                                                     15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                      16

          SIGNATURES                                                                            17

                                    *  *  *
                                       1

PART I
ITEM 1. FINANCIAL STATEMENTS

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 28, 2002 AND MAY 31, 2001




                                                            February           May
         ASSETS                                             28, 2002          31, 2001
         ------                                           -----------     -----------
                                                            (Unaudited)(See Note 1)
Current assets:
      Cash and cash equivalents                           $   277,596     $   257,524
      Accounts receivable, net                                134,099         157,680
      Inventories                                             680,685         763,641
      Prepaid expenses and other current assets                33,419          27,043
                                                          -----------     -----------
                Total current assets                        1,125,799       1,205,888

Equipment and improvements, net                                89,016          98,858
Other assets                                                    7,331           7,331
                                                          -----------     -----------

                Totals                                    $ 1,222,146     $ 1,312,077
                                                          ===========     ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------


Current liabilities:
      Current portion of long-term debt                   $    11,673     $    13,874
      Short-term borrowings                                    10,000
      Accounts payable and accrued expenses                   119,956          86,911
      Customer deposits                                       160,376         103,881
      Advances from principal stockholder                     317,773         261,972
      Private placement funds in dispute                       42,000          42,000
                                                          -----------     -----------
                Total current liabilities                     661,778         508,638

Long-term debt, net of current portion                          1,555           9,646
                                                          -----------     -----------
                Total liabilities                             663,333         518,284
                                                          -----------     -----------

Contingencies

Stockholders' equity:
      Common stock, $.01 par value; 80,000,000 shares
           authorized; 14,947,215 shares outstanding          149,473         149,473
      Additional paid-in capital                              497,216         497,216
      Retained earnings (accumulated deficit)                 (87,876)        147,104
                                                          -----------     -----------
                Total stockholders' equity                    558,813         793,793
                                                          -----------     -----------

                Totals                                    $ 1,222,146     $ 1,312,077
                                                          ===========     ===========


See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (Unaudited)




                                                Nine Months Ended                Three Months Ended
                                                  February 28,                     February 28,
                                          --------------------------------  -------------------------------
                                             2002             2001            2002                2001
                                          -------------    --------------   ------------     --------------

Revenue                                     $1,245,225     $  2,005,891     $    412,598     $    685,752

Cost of goods sold                             916,074        1,267,863          358,936          262,332
                                          ------------     ------------     ------------     ------------

Gross profit                                   329,151          738,028           53,662          423,420

Selling, general and administrative
    expenses                                   564,540          437,276          176,305          197,177
                                          ------------     ------------     ------------     ------------

Income (loss) from operations                 (235,389)         300,752         (122,643)         226,243
                                          ------------     ------------     ------------     ------------

Other income (expense):
    Interest income                              2,381            2,018              300              707
    Interest expense                            (1,972)          (2,046)            (795)            (712)
                                          ------------     ------------     ------------     ------------
        Totals                                     409              (28)            (495)              (5)
                                          ------------     ------------     ------------     ------------

Net income (loss)                         $   (234,980)    $    300,724     $   (123,138)    $    226,238
                                          ============     ============     ============     ============

Basic earnings (loss) per common share    $       (.02)    $        .02     $       (.01)    $        .02
                                          ============     ============     ============     ============

Basic weighted average number of
    common shares outstanding               14,947,215       14,947,215       14,947,215       14,947,215
                                          ============     ============     ============     ============



See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (Unaudited)


                                                                                   2002          2001
                                                                                 ---------     ---------

Operating activities:
      Net income (loss)                                                          $(234,980)    $ 300,724
      Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
           Depreciation and amortization                                            18,864        17,659
           Changes in operating assets and liabilities:
                Accounts receivable                                                 23,581       (33,795)
                Inventories                                                         82,956      (114,442)
                Prepaid expenses and other current assets                           (6,376)        6,526
                Accounts payable and accrued expenses                               33,045      (132,673)
                Customer deposits                                                   56,495        20,619
                                                                                 ---------     ---------
                          Net cash provided by (used in) operating activities      (26,415)       64,618
                                                                                 ---------     ---------

Investing activities - purchase of equipment and improvements                       (9,022)      (19,115)
                                                                                 ---------     ---------

Financing activities:
      Repayments of long-term debt                                                 (10,292)       (6,343)
      Advances from principal stockholders                                          55,801
      Short-term borrowings                                                         10,000
                                                                                 ---------     ---------
                          Net cash provided by (used in) financing activities       55,509        (6,343)
                                                                                 ---------     ---------

Net increase in cash and cash equivalents                                           20,072        39,160
Cash and cash equivalents, beginning of period                                     257,524       161,385
                                                                                 ---------     ---------

Cash and cash equivalents, end of period                                         $ 277,596     $ 200,545
                                                                                 =========     =========

Supplemental disclosure of cash flow information:
      Interest paid                                                              $   1,972     $   2,046
                                                                                 =========     =========


See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation:
                  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of February 28, 2002, and its results of operations for the nine and three months ended February 28, 2002 and 2001 and its cash flows for the nine months ended February 28, 2002 and 2001. Information included in the condensed consolidated balance sheet as of May 31, 2001 has been derived from the audited consolidated balance sheet included in the Company's Form 10-KSB for the year ended May 31, 2001 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information in the 10-KSB.

                  The consolidated results of operations for the nine and three months ended February 28, 2002 are not necessarily indicative of the results to be expected for the full year.

                  Certain amounts that were previously reported have been reclassified to conform to the current year's presentation.


Note 2 - Net income (loss) per share:
                  The Company presents "basic" income (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic income (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted income per share is similar to that of basic income per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the nine months ended February 28, 2002 and 2001.


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

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3 - Contingencies (continued):
             Private placement - B.G. Banking (concluded):
                  Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by The Banker's Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of February 28, 2002, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

                  As of February 28, 2002, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

                  However, on September 26, 2001, Taurus Venture Capital Fund, LLC and Taurus filed a similar claim against the Company and its president. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, the Company and its president filed a motion to dismiss or abate the action and are awaiting the scheduling by the court of a hearing on the motion. If the case is not dismissed, the Company believes it has a meritorious defense and intends to vigorously defend the action.

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

OVERVIEW

The Banker's Store, Inc. (the "Company") was established in 1968. The Company remained dormant for many years until the Company completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc., ("FBEE"), Kentucky corporations. The Company buys, sells, and trades both new and refurbished financial equipment to banks and other financial institutions. Commencing in June 2001, the Company entered the office equipment and furniture retail business. To date sales in the Company's office equipment and furniture retail segment have been immaterial. The Company markets products throughout the United States primarily through direct sales to financial institutions and other distributors supported by the Company's direct sales force and through new contacts due to its presence on the Internet.

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

Operating results may also be adversely affected by a downturn in the market for the Company's current and future products, order cancellations, or order rescheduling or remanufacturing delays. The Company purchases and resells new merchandise and refurbishes and ships its other products after receipt of orders and has not developed a significant backlog for such products and does not anticipate it will develop a material backlog for such products in the future.

The Company plans to increase its operating expenses primarily for personnel in the security equipment servicing sector, a planned new segment of the business, and activities supporting newly introduced products, new product development and entering new markets. The Company's operating results may be adversely affected if sales do not correspondingly increase or if product development efforts are unsuccessful or are delayed.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RELATED PARTY TRANSACTIONS AND
CONTINGENCIES:

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

Inventories:
            Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Management monitors and periodically reviews inventory quantities and agings and, when appropriate, inventory is sold at lower than normal margins in order to reduce the levels of excess or older goods.

Related party transactions:
            On August 1, 1998, the Company entered into a three-year operating lease with its President and principal stockholder for the lease of an aggregate of 23,976 square feet of office and warehouse space located in Bowling Green, Kentucky. The lease provides for a monthly rent of $5,000 plus applicable real estate taxes and maintenance expenses. The Company has extended the lease through August 2004 under the same terms.

Contingencies:
       Private placement - B.G. Banking:

            Prior to the Store's reverse merger with B.G. Banking and FBEE, B.G. Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers of shares of B.G. Banking's common stock were offered and they received shares of common stock in the Store at a ratio of 1 share of B.G. Banking common stock to 1.5 shares of the Store's common stock. The Company issued 189,750 shares of its common stock in satisfaction of the subscription agreements at a value of $.67 per share.

            Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of February 28, 2002, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

            As of February 28, 2002 the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.


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

            However, on September 26, 2001, Taurus Venture Capital Fund, LLC and Taurus filed a similar claim against the Company and its president. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, the Company and its president filed a motion to dismiss or abate the action and are awaiting the scheduling by the court of a hearing on the motion. If the case is not dismissed, the Company believes it has a meritorious defense and intends to vigorously defend the action.

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


RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales:

                                  Three Months Ended   Nine Months Ended
                                    February 28,          February 28,
                                   2002      2001       2002      2001
                                 --------------------  ------------------

Net sales                         100.0%     100.0%    100.0%     100.0%
Cost of sales                      73.6%      63.2%     87.0%      38.3%
                                   -----      -----     -----      -----

Gross profit                       26.4%      36.8%     13.0%      61.7%

Expenses                           45.3%      21.8%     42.7%      28.7%
                                   -----      -----     -----      -----

Income(loss) from operations      (18.9)%     15.0%    (29.7)%     33.0%
Other                                                   (.1)%
                                   -----      -----     -----      -----

Net income(loss)                  (18.9)%     15.0%    (29.8)%     33.0%
                                   =====      =====     =====      =====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2001.

Revenues:

Revenues were approximately $413,000 for the three months ended February 28, 2002 as compared to approximately $686,000 for the three months ended February 28, 2001 reflecting a decrease of approximately $273,000 or 39.8%. The decrease in revenues during the three months ended February 28, 2002 was caused primarily by the low interest rate environment which has negatively impacted the earnings of financial institutions. Therefore, financial institutions have reduced their spending on new construction and are focusing instead on small remodeling projects, upgrading of ATMs, drive up systems and other new technologies. This trend by the financial institutions will probably continue for the next quarter.

Cost of goods sold:

Cost of goods sold and related expenses for the three months ended February 28, 2002 were approximately $359,000 or 87.0% of net sales as compared to approximately $263,000 or 38.3% of net sales for the three months ended February 28, 2001. Gross profit decreased during the three months ended February 28, 2002 as compared to the three months ended February 28, 2001 primarily due to the ratio of refurbished products sold to new products sold. The sale of refurbished or used items carries a much higher gross profit than the sales of new items.

Selling, general and administrative expenses:

Selling, general and administrative expenses were approximately $176,000 for the three months ended February 28, 2002 as compared to approximately $197,000 for the three months ended February 28, 2001 reflecting a decrease of approximately $21,000 or 10.7% over the same period last year.

Net Income:

As a result of the aforementioned, the Company's net income during the three months ended February 28, 2002 decreased by approximately $349,000 to approximately a net loss of $123,000 ($(.01) per share) as opposed to approximately $226,000 ($.02 per share) net profit for the comparable prior period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2001.

Revenues:

Revenues were approximately $1,245,000 for the nine months ended February 28, 2002 as compared to approximately $2,006,000 for the nine months ended February 28, 2001 reflecting a decrease of approximately $761,000 or 38.0%. The decrease in revenues during the nine months ended February 28, 2002 was caused primarily by the low interest rate environment and lower economic activity which has negatively impacted the earnings of financial institutions. Financial institutions have reduced spending on new construction and focused on small remodeling projects, upgrading of ATMs, drive up systems and other new technologies. This trend by the financial institutions is expected to continue into the fourth quarter.

Cost of goods sold:

Cost of goods sold and related expenses for the nine months ended February 28, 2002 were approximately $916,000 or 73.6% of net sales as compared to approximately $1,268,000 or 63.2% of net sales for the nine months ended February 28, 2001. Gross profit decreased during the nine months ended February 28, 2002 as compared to the nine months ended February 28, 2001 primarily due to the ratio of refurbished products sold to new products sold. The sale of refurbished or used items carries a much higher gross profit than the sales of new items.

Selling, general and administrative expenses:

Selling, general and administrative expenses were approximately $565,000 for the nine months ended February 28, 2002 as compared to approximately $437,000 for the nine months ended February 28, 2001 reflecting an increase of approximately $128,000 or 29.3% over the same period last year. In the current year, the Company has increased general and administrative expenses reflect the company's work to create the infrastructure necessary to meet marketing and production goals.

Net Income (loss):

As a result of the aforementioned, the Company's net income (loss) during the nine months ended February 28, 2002 decreased by approximately $536,000 to approximately a net loss of $235,000 ($(.02) per share) as opposed to net income of approximately $301,000 ($.02 per share) for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

At February 28, 2002, the Company had cash and cash equivalents of $277,596 and working capital of $464,021. During the nine months ended February 28, 2002, the Company's cash and cash equivalents increased by $20,072. Cash and cash equivalents used in operations was $26,415. Cash was primarily provided by the increase in customer deposits and accounts payable and accrued expenses of $56,495 and $33,045, respectively. The collection of accounts receivable and reduction of inventory also provided an aggregate amount of cash of $106,537. The cash provided by accounts receivable, inventory, customer deposits and accounts payable were offset by the Company funding its net loss of $234,980. During the nine months ended February 28, 2002, the Company also received advances totaling $55,801 from its principal stockholder.

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

The Company believes that available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy funding needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         As of the date of this Quarterly Report on Form 10-QSB, the Registrant was not involved in any material legal proceedings, other than those referenced in Note 7 to the Registrant's financial statements contained in its Annual Report on Form 10-KSB, to which reference is made, and except as follows:

         On September 26, 2001, the Registrant was named as a defendant (under the names The Bank Store, Inc. and B.G. Banking Equipment, Inc. ("BGB")), in an action filed in the Circuit Court of the Twelfth Judicial District, Manatee County, Florida, by Taurus Venture Capital Fund, LLC and Taurus International Investments, Inc. The Registrant's President was also named as a defendant. The action alleges that the Registrant and Mr. Clark violated various Florida statutes, by failing to effect the exchange of 150,000 shares of BGB common stock held by Alexander Brosda and Andrew Seim (allegedly as beneficial owners for plaintiffs), for 225,000 shares of the common stock of the Registrant. The action seeks $2,000,000 for actual damages based upon a per-share price of $4.50, treble damages of $6,615,000, and interest and attorney's fees. In November, 2001, Registrant and Mr. Clark filed a motion to dismiss or abate the action, and are awaiting the scheduling by the court of a hearing on the motion. If the case is not dismissed, the Registrant believes it has meritorious defenses, and intends to defend the action with vigor.

         An action was originally filed by the Registrant on March 7, 2000, against Taurus International Investments, Inc. ("Taurus"), Stamford Financial Consulting, Inc., and Messrs. Seim, Brosda and George C. Bergleitner in New York State Supreme Court, New York County, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of Taurus' books and records. A counterclaim dated April 5, 2000 was brought by Mr. Bergleitner against Registrant. The counterclaim alleges that Registrant failed to transfer 180,000 shares of Registrant's stock without any legal endorsement, pursuant to Rule 144(k) under the regulations promulgated under the Securities and Exchange Act of 1934, as amended. The counterclaim seeks damages of $900,000, based upon the value of the stock at the highest amount at which it traded, which is alleged to be $5.00 per share. Registrant believes it has meritorious defenses to the counterclaim and is defending the counterclaim with vigor. On December 14, 2000, the court granted the

Registrant's oral motion for a default judgement against Taurus and Messrs. Seim and Brosda, and the Registrant is awaiting a date for a hearing on its damages against Taurus and Messrs. Seim and Brosda. By order entered on May 4, 2001, this action was transferred to New York State Supreme Court, Delaware County.



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

         None.

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

THE BANKER'S STORE, INC.


By:/s/ Paul D. Clark
   ------------------------------
     Paul D. Clark, President and
     Chief Executive Officer

By:/s/ Albert Blankenship
   ------------------------------
     Albert Blankenship, Chief
     Financial Officer

Dated: April 15, 2002