Form 10KSB
period 2002-05-31
BANKERS STORE INC
filed 2002-09-11
CIK 27850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Fiscal Year May 31, 2002.
                           Commission File No.: 0-8880

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

As of August 21, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $93,140. This aggregate market value is computed by reference to the last sale price of such common equity on such date. As of August 21, 2002, number of shares outstanding of Registrant's common stock: 14,947,215 shares.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

       The Banker's Store, Inc., was incorporated under the laws of the State of New York, on June 26, 1968, in the name of Inter-County Premium Advancing Corp. The corporate name was changed to Delhi Chemicals in 1976, Delhi Consolidated Industries, Inc. in 1981, Maritime Transport and Technology, Inc. in 1987, and to the present name on July 13, 2000. During the period from June 1968 through May 1998, we acquired and/or began to develop, and disposed of, several different businesses. In May 1998, our company, which had no significant assets, liabilities, or operations at the time, completed the reverse acquisition of B.G. Banking Equipment, Inc., and Financial Building Equipment Exchange, Inc., which were two affiliated companies that had common ownership.

       In connection with this acquisition, we issued 11,282,250 shares of our common stock in exchange for all of the shares of the acquired companies. As a result of the exchange, the former stockholders of the acquired companies owned approximately 75% of the post-acquisition entity, and our former stockholders owned approximately 25% of the post-acquisition entity. The acquisition was treated as a purchase business combination and a reverse acquisition for accounting purposes, in which we were the legal acquirer and the acquired companies were the accounting acquirer; the assets and liabilities of the acquired companies were recorded at their historical carrying values as of June 1, 1998, and our historical financial statements prior to June 1, 1998 are those of the acquired companies.

OUR BUSINESS

PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS.

       Our principal products and services are bank-related equipment, remote drive-up and walk-up teller systems, automated teller machines (ATMs), vaults, safe deposit boxes, safes, filing systems and counter lines. In addition to traditional bank locations, we have added pharmacies and super drug stores, utilities, shipping departments in factories and hospitals to our customer base with drive-up and walk-up pneumatic and belt driven money transport and transaction systems. In addition, we provide all types of physical security systems including access control, master key systems and electronic locks, closed circuit television, and security systems to our customers.

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

DISTRIBUTION METHODS OF PRODUCTS AND SERVICES.

       Sales of equipment are made directly to customers by our sales personnel, as well as representatives from related companies and direct support from several manufacturers and distributors. The technical nature of our products requires direct contact with customers and their architects and building contractors. Most products are sold under contractual agreements on total price, terms and conditions when installation by us is required. Purchase agreements are required from customers who provide for their own installations. We currently employ two outside sales representatives who operate in Kentucky, Tennessee and bordering states and two in house sales representatives who service customers over the telephone and internet and on a walk- in basis.

COMPETITIVE CONDITIONS.

       We know of other entities presently competing for the same geographic and business markets. Some of the other entities, such as Diebold, have greater capital resources, better geographic presence, national marketing, and more experience than we have. There are also some entities that cover similar markets, but usually sell different manufacturers' products as a dealership, and are not quite as diversified in terms of product mix. We have an advantage in some areas in that our pre-owned, in-house refurbished steel products, and warehousing, transport and installation capability give us a pricing advantage on many of the products required by banks. Many of these products seldom change in style and can be resold for less than they cost to manufacture new.

       We also compete by allowing customer trade-in, consignment, or repurchasing of our customers' excess equipment. We are still in the process of building out our showroom, which we believe will give us a showplace for the latest equipment in the industry. We expect this showroom to enable our customers to compare products from manufacturers we represent and products our competitors represent. Our customer can bring floor plans, and we can provide brochures, schematics, layouts with complete specifications as well as pricing on all our products, including office furniture. Until the development of our showroom, prospective customers must visit our previous installation sites.

SOURCES AND AVAILABILITY OF PRODUCTS AND PRINCIPAL SUPPLIERS.

       Because of a large number of mergers in the past decade among banks, closing many branches, we have been able to stockpile large quantities of equipment for resale. This includes safes and vaults, vault panels, depositories, bullet resistant glass, and teller fixtures. We do not believe that a shortage of our products will occur anytime soon. Because part of this business requires that we match an existing product's specifications, size, color, etc. of teller fixtures, safe deposit boxes, ATMs, we buy from several manufactures for each product we sell. We can usually match our competitors' equipment for quality and price, with new or pre-owned products purchased directly from manufacturers, distributors and specialty equipment brokers.

SIGNIFICANT CUSTOMERS.

       Our core market has been the community banks and credit unions of usually ten branches or less. Two customers collectively accounted for approximately 12%, in the aggregate, of our revenues during the year ended May 31, 2002. However, we do not depend on any one customer for a significant portion of our business and do not believe that the loss of any one customer would significantly impact our business

INTELLECTUAL PROPERTY.

None.

NEED FOR ANY GOVERNMENTAL APPROVAL FOR PRODUCTS OR SERVICES.

None.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS.

None.

DESCRIPTION OF RESEARCH AND DEVELOPMENT ACTIVITIES OVER LAST TWO YEARS.

None.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS.

None.

EMPLOYEES

       As of August 9, 2002, we employed 19 full-time employees. Paul Clark serves as our President, and Roberta Clark as our corporate Secretary. We have four persons employed in sales (one of whom sells office equipment on a commission only basis), four persons in administrative capacities and two in production. We also have four persons engaged in installation, and three in service activities, in the field.

ITEM 2. DESCRIPTION OF PROPERTY

       We currently occupy 31,000 square feet of office, warehouse, showroom and shop space. Our principal office and warehouse is located at 1535 Memphis Junction Road, Bowling Green, Kentucky. We pay a monthly rental of $5,000, plus applicable real estate taxes and maintenance expenses, for 23,976 square feet of office and warehouse space plus a small paint shop pursuant to a three year lease agreement dated August 1, 1998, between Paul D. Clark, our President, and the Company. This lease has been renewed for the period August 1, 2001 thru July 31, 2004 on substantially the same terms.

       On March 9, 2001, additional space of 7,000 square feet for a showroom located at 370 Cal Batsel Road, Bowling Green, Kentucky was leased pursuant to an agreement between Ms. Debbie Gross and the Company (through its wholly-owned subsidiary, B.G. Banking Equipment). The monthly rental is $2,200. This lease expired on November 30, 2001, and we are currently renting the space on a month-to-month basis. However, our President, Mr. Paul Clark, is currently negotiating to purchase this property.



ITEM 3. LEGAL PROCEEDINGS

       On March 7, 2000, we filed an action in the Supreme Court of the State of New York, County of New York, against Stamford Financial Consulting, Inc., Taurus International Investment, Inc., George C. Bergleitner, Jr., Alexander C. Brosda and Andrew Seim, seeking an amount of not less than $1.7 million for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of defendants' books and records. The action arises out of B.G. Banking's Confidential Private Placement Memorandum dated January 31, 1998, prepared by Stamford Financial, for the sale of 3,000,000 shares of B.G. Banking common stock at $1.00 per share. On April 5, 2000, defendant George
C. Bergleitner served a counterclaim alleging that we failed to have 180,000 shares of our stock transferred without any legal endorsement, pursuant to Rule 144(k) under the Securities and Exchange Act of 1934, as amended. The counterclaim seeks damages of $900,000 based upon the value of the stock at the highest amount at which it traded, which is alleged to be $5.00 per share. We believe we have meritorious defenses to the counterclaim and are defending the counterclaim with vigor.

       Defendants Taurus, Brosda and Seim filed a motion to dismiss the action, which the court denied on October 5, 2000. On November 15, 2000, a motion filed by counsel for Taurus, Brosda and Seim, to be relieved as counsel, was granted.

       On December 14, 2000, the court granted our oral motion for the entry of a default judgment against Taurus International Investment, Inc., Alexander C. Brosda and Andrew Seim. We are now awaiting a date for a hearing on damages.

       By order entered on May 4, 2001, granting a motion filed by the other defendants in the matter, namely Stamford Financial Consulting, Inc. and George
C. Bergleitner, the action has been transferred to New York State Supreme Court, Delaware County, and the action is continuing there against these defendants.

       On September 26, 2001, we were named as a defendant (under the names The Bankstore, Inc. and B.G. Banking Equipment, Inc.) in an action filed in the Circuit Court of the Twelfth Judicial District, Manatee County, Florida by Taurus Venture Capital Fund, LLC and Taurus International Investments, Inc. Our president, Paul D. Clark, was also named as a defendant.

The action alleges that The Banker's Store and Mr. Clark violated various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Alexander Brosda and Andrew Seim (allegedly as the beneficial owners for plaintiffs), for 225,000 shares of our common stock. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, we filed a joint motion with Mr. Clark to dismiss the action on jurisdictional grounds. On May 30, 2002, the court issued a decision denying the motion to dismiss.

       On August 6, 2002, we, together with Mr. Clark, filed an Answer, Affirmative Defenses and Counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the above described action pending in New York State, seeking damages in an amount of not less than $1.7 million for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of plaintiffs' books and records. We and Mr. Clark believe that we have meritorious defenses and intend to defend the action vigorously.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

       No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

       The principal market on which our Common Stock is traded is the OTC Bulletin Board. From the second quarter of 2000 until the second quarter of 2001, our common stock traded on the OTC "Pink Sheets." As of September 2001, our common stock was relisted for trading on the OTC Bulletin Board. Our ticker symbol is BSTR.

       The following table sets forth the high and low bid information for our Common Stock for each quarter, since August 31, 2000. This information was received from the OTC Bulletin Board for quotes prior to the second quarter of 2000 and subsequent to the second quarter of 2001, and from www.pinksheets.com in the interim period. As these are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

                                               High:     Low:
                                              ------    ------
For the quarter ended: August 31, 2000        $0.20     $0.18
                       November 30, 2000       0.23      0.23
                       February 28, 2001       0.25      0.35
                       May 31, 2001            0.67      0.10
                       August 31, 2001         0.37      0.01
                       November 30, 2001       0.16      0.01
                       February 28, 2002       0.30      0.10
                       May 31, 2002            0.15      0.08

HOLDERS OF OUR SECURITIES.

       The approximate number of holders of record of our common Stock, as of August 29, 2002, was 907. This information was obtained from Continental Stock Transfer & Trust Company, our transfer agent. We did not issue any Common Stock during the fiscal year ended May 31, 2002.

DIVIDENDS.

       No dividends have been paid on our Common Stock; we do not foresee paying any dividends on our stock in the near future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The matters discussed in this management's discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Business" as well as those discussed elsewhere in this Annual Report on Form 10-KSB. We disclaim, any intent or obligation to update these forward-looking statements.

OVERVIEW

       The Banker's Store, Inc. was established in 1968. The Banker's Store remained dormant for many years until it completed the acquisition of B.G. Banking Equipment, Inc., and Financial Building Equipment Exchange, Inc., both Kentucky corporations. We are now in the business of buying, selling, and trading both new and refurbishing of financial equipment for banks and other financial institutions. Commencing in June 2001, we entered the office equipment and furniture retail business. We market our products throughout the United States primarily through direct sales to financial institutions and other distributors supported by our direct sales force and soliciting new contacts through our presence on the Internet.

       We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products at competitive prices are obtained and sources of good used banking and banking related equipment and furniture available at favorable prices; market acceptance of current or new products, delays, or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, competitive pressures on average selling prices and changes in the mix of products sold.

       Operating results would also be adversely affected by a downturn in the market for our current and future products, order cancellations, or order rescheduling or remanufacturing or delays. We purchase and resell new merchandise and remanufacture and ship our other products shortly after receipt of orders. We have not developed a significant backlog for such products and do not anticipate developing a material backlog for such products in the future.

       Because we plan to increase operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets, our operating results would be adversely affected if our sales did not correspondingly increase or if our product development efforts are unsuccessful or are subject to delays.

       We may not sustain revenue growth or our existing level of profitability on a quarterly or annual basis and our operating results may not be consistent with predictions made by securities analysts.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RELATED PARTY TRANSACTIONS AND
CONTINGENCIES:

Estimates:

       Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

       Note 1 of the notes to consolidated financial statements included in this Annual Report sets forth the principal accounting policies, assumptions and bases for estimates used in preparing the Company's financial statements as summarized below.

Revenue Recognition:

       Revenue is recognized when the earnings process is complete and collectibility is assured, which is when products are shipped or services are rendered.

       The company generally extends credit to its customers, however, the company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses.

Inventories:

       Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. Cost is determined by the first-in first-out method. Management monitors and periodically reviews inventory quantities and agings and, when appropriate, inventory is sold at lower than normal margins in order to reduce the levels of excess or older goods.

Equipment and Improvements:

Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 10 years for the equipment. Amortization of leasehold improvements is computed using the straight-line method over the term of the lease.

Impairment losses on the equipment and improvements are recognized when events indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and all or a portion of such carrying value may not be recoverable. We did not recognize any impairment losses during 2002 and 2001.

Income taxes:

Deferred tax assets resulted from temporary differences attributable to depreciation, allowance for doubtful accounts and slow-moving inventories and operating loss carryforwards. As of May 31, 2002, we had net operating loss carryforwards of approximately $355,000 available to reduce future taxable income which will expire at various dates through 2022. Due to the uncertainties related to, among other things, the changes in our ownership which if not used, could subject those loss carryforwards to substantial annual limitation, and the extent and timing of our future taxable income, we offset the deferred tax assets attributable to the potential benefits of approximately $146,000 from the utilization of those net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance as of May 31, 2002.

Related party transactions:

       On August 1, 1998, we entered into a three-year operating lease with our President and principal stockholder, Paul Clark, for the lease of an aggregate of 23,976 square feet of office and warehouse space located in Bowling Green, Kentucky. The lease provides for a monthly rent of $5,000 plus applicable real estate taxes and maintenance expenses. We have extended the lease through August 2004 under the same terms.

Contingencies:

Private placement - B.G. Banking:

       Prior to the Banker's Store's reverse merger with B.G. Banking and Financial Building Equipment Exchange, B.G Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers of shares of B.G. Banking's common stock were offered and they received shares of common stock in the Banker's Store at a ratio of 1 share of B.G. Banking common stock to 1.5 shares of the Banker's Store's common stock. The Banker's Store issued 189,750 shares of common stock in satisfaction of the subscription agreements at a value of $.67 per share.

       Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation), and as directors of B.G. Banking prior to the acquisition and subsequent to the acquisition becoming directors of the Banker's Store, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to us net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to us the proceeds of the shares sold. As of May 31, 2002, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

       Based upon the accounting provided to us by Taurus, we may be liable for the issuance of up to 329,500 shares of common stock if and when Taurus substantiates their representation as to the number of shares of common stock sold and aggregate consideration. This number of shares represents the number of shares admittedly sold by Taurus for which the purchases have as yet remained unidentified.

       We may also be forced to defend against actions to be brought by unknown subscribers to shares of common stock of B.G. Banking whose purchase price has never been disclosed or delivered to the Banker's Store. We are aware of one alleged purchaser who claims to have delivered funds to Taurus and whose funds were apparently not turned over to us. In the opinion of management, The Banker's Store has no liability to such purchasers and intends to defend such actions vigorously, if and when brought.

       We have received approximately $42,000 from Taurus relating to the purchase of shares by an unknown investor in June 1999. We are holding such funds in escrow pending disposition.

       As of May 31, 2002, we have reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

Litigation:

       On February 29, 2000, Alexander C. Brosda and Andrew Seim filed an action in the United States District Court in Florida against the Banker's Store. The action alleges that we violated the Securities and Exchange Act of 1934, as amended, and various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Brosda and Seim for 225,000 shares of our common stock. On June 5, 2000, we filed a motion to dismiss the complaint for failure to state a claim, improper venue and lack of jurisdiction, respectively. On January 23, 2001, the court dismissed plaintiff's claims alleging violations of the Securities Exchange Act of 1934. Plaintiffs did not file an amended complaint, and the action has been dismissed by the court without prejudice.

       However, on September 26, 2001, Taurus Venture Capital Fund, LLC and Taurus filed a similar claim against The Banker's Store and our president, Paul Clark. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, we and Mr. Clark filed a motion to dismiss or abate the action and are awaiting the scheduling by the court of a hearing on the motion. On May 30, 2002, the court issued a decision denying the motion to dismiss.

       On August 6, 2002, we filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action pending in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion of unjust enrichment, and seeking an accounting of plaintiffs' books and records. We believe that we have meritorious defenses and intend to defend the action vigorously.

       On March 7, 2002, we filed an action in the Supreme Court of New York, County of New York, against Taurus, seeking an amount of not les than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and seeking an accounting of Taurus' books and records. The action arises out of B.G. Banking's confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On November 15, 2000 a motion filed by Taurus' counsel to be relieved as counsel was granted. On December 14, 2000, the court granted our oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the Court granted the motion filed by the defendant and thereby the action has been transferred to the New York State Supreme Court, Delaware County. We are awaiting a date for a hearing on plaintiff's damages. We intend to continue to litigate this action.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales

                                                              May 31,
                                                      2002                2001
                                                     -------------------------

Net sales                                             100.0%              100.0%
Cost of sales                                          80.1%               60.6%
                                                      -----               -----
Gross profit                                           19.9%               39.4%
Expenses                                               39.3%               27.9%
                                                      -----               -----
Income from operations                                (19.4)%              11.5%

Other                                                    .1%                 .2%
                                                      -----               -----

Net income                                            (19.3)%              11.7%
                                                      =====               =====


RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2002 AND 2001.

Revenues:

Revenues were approximately $1,773,000 for the year ended May 31, 2002 as compared to approximately $2,463,000 for the year ended May 31, 2001 reflecting a decrease of approximately $690,000 or 28.0%. The decrease in sales during the year ended May 31, 2002 was caused primarily by the low interest rate environment which has negatively impacted the earnings of financial institutions. Therefore, financial institutions have reduced their spending on new construction and are focusing instead on small remodeling projects, upgrading of ATMs, drive up systems and other new technologies. This trend by the financial institution will probably continue for the next quarter. During 2002, approximately $191,000 of our revenue which yielded a gross profit of approximately $49,000 was derived from our office equipment segment. This segment commenced operations in the current year. During 2001, the Company only operated in the banking equipment segment.

Cost of goods sold:

Cost of goods sold and related expenses for the year ended May 31, 2002 were approximately $1,420,000 or 80.1% of net sales as compared to approximately $1,493,000 or 60.6% of net sales for the year ended May 31, 2001. Gross profit decreased during the year ended May 31, 2002 primarily due to a reduced ratio of refurbished products sold to new products sold. The sale of refurbished or used items carries a much higher gross profit than the sales of new items. During the year, we also sold slow moving merchandise at a lower profit margin based upon our decision to reduce the inventory levels. The gross profit margin also decreased due to 28% decrease in sales during the year ended May 31, 2002. Since fixed overhead remained flat when compared to the year ended May 31, 2001, the decrease in sales resulted in a lower gross profit margin. The expense of homeland security effected the financial industries spending priorities mandating upgrading of electronic security products and delaying expansion projects. Competition among independent dealers with few construction projects available, lowered profit margins below normal. We consider these projects temporarily delayed only and should return to near normal this year.

Selling, general and administrative expenses:

Selling, general and administrative expenses were approximately $697,000 for the year ended May 31, 2002 as compared to approximately $686,000 for the year ended May 31, 2001 reflecting an increase of approximately $11,000 or 1.6% over the same period last year.

Net Income (Loss):

As a result of the aforementioned, we had profitability during the year ended May 31, 2002 decreased by approximately $652,000 to a net loss of approximately ($343,000) or ($.02 per share) as opposed to net income of approximately $309,000 ($.02 per share) for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $249,646 and working capital of $341,634 at May 31, 2002. During the year ended May 31, 2002, the Company's cash and cash equivalents decreased by $7,878. Cash and cash equivalents used in operations was $73,263 primarily due to the Company's net loss of $342,770 and the increase in prepaid expenses of $24,565. These decreases were partially offset by the increase in customer deposits and accounts payable and accrued expenses of $54,336 and $123,754, respectively. The collection of accounts receivable and reduction in inventory also provided an aggregate amount of cash of $87,999. During the year ended May 31, 2002, the Company's financing activities provided net cash of $99,770, primarily from $81,201 of advances from the Company's principal stockholders. In addition, the Company used $34,385 in its investing activities, of which $15,822 went towards capital expenditures and $18,513 was invested in officer's life insurance.

We are evaluating various alternatives in addressing our future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and the purchase of additional property to build a new or additional office and warehousing facility. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy.

We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS





                    THE BANKER'S STORE, INC. AND SUBSIDIARIES


                                    I N D E X
                                    ---------


                                                                      PAGE
                                                                      ----


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-2

CONSOLIDATED:
     BALANCE SHEETS
         MAY 31, 2002 AND 2001 .....................................  F-3

     STATEMENTS OF OPERATIONS
         YEARS ENDED MAY 31, 2002 AND 2001 .........................  F-4

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         YEARS ENDED MAY 31, 2002 AND 2001 .........................  F-5

     STATEMENTS OF CASH FLOWS
         YEARS ENDED MAY 31, 2002 AND 2001 .........................  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................  F-7



                                      * * *

                            [J H Cohn LLP Letterhead]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
The Banker's Store, Inc.


We have audited the consolidated balance sheets of THE BANKER'S STORE, INC. AND SUBSIDIARIES as of May 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Banker's Store, Inc. and Subsidiaries as of May 31, 2002 and 2001, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ J H Cohn LLP

Roseland, New Jersey
July 19, 2002

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2002 AND 2001



                                                                           2002               2001
                                                                        ----------        -----------
                                      ASSETS
                                      ------
Current assets:
     Cash and cash equivalents                                         $   249,646        $   257,524
     Accounts receivable, net of allowance for doubtful
         accounts of $3,373                                                 79,506            157,680
     Inventories                                                           753,816            763,641
     Prepaid expenses and other current assets                              51,608             27,043
                                                                       -----------        -----------
              Total current assets                                       1,134,576          1,205,888

Equipment and improvements, net                                             86,697             98,858
Other assets                                                                25,894              7,331
                                                                       -----------        -----------

              Totals                                                   $ 1,247,167        $ 1,312,077
                                                                       ===========        ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
     Notes payable - bank                                              $    33,900
     Current portion of long-term debt                                      11,787        $    13,874
     Accounts payable and accrued expenses                                 210,665             86,911
     Customer deposits                                                     158,217            103,881
     Advances from principal stockholder                                   336,373            261,972
     Private placement funds in dispute                                     42,000             42,000
                                                                       -----------        -----------
              Total current liabilities                                    792,942            508,638

Long-term debt, net of current portion                                       3,202              9,646
                                                                       -----------        -----------
              Total liabilities                                            796,144            518,284
                                                                       -----------        -----------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value; 80,000,000 shares
         authorized; 14,947,215 shares issued and
         outstanding                                                       149,473            149,473
     Additional paid-in capital                                            497,216            497,216
     Retained earnings (accumulated deficit)                              (195,666)           147,104
                                                                       -----------        -----------
              Total stockholders' equity                                   451,023            793,793
                                                                       -----------        -----------

              Totals                                                   $ 1,247,167        $ 1,312,077
                                                                       ===========        ===========



See Notes to Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 2002 AND 2001


                                                     2002               2001
                                                 -----------        -----------

Revenue                                          $ 1,772,553        $ 2,462,783

Cost of goods sold                                 1,420,264          1,493,147
                                                 -----------        -----------

Gross profit                                         352,289            969,636

Selling, general and administrative expenses         697,165            686,477
                                                 -----------        -----------

Income (loss) from operations                       (344,876)           283,159
                                                 -----------        -----------

Other income (expense):
     Interest and other income                         5,296              3,363
     Interest expense                                 (3,190)            (2,612)
                                                 -----------        -----------
         Totals                                        2,106                751
                                                 -----------        -----------

Income (loss) before income taxes                   (342,770)           283,910

Provision for income taxes                                              (25,264)
                                                 -----------        -----------

Net income (loss)                                $  (342,770)       $   309,174
                                                 ===========        ===========

Basic earnings (loss) per common share                 $(.02)              $.02
                                                       =====               ====

Weighted average number of common
     shares outstanding                           14,947,215         14,947,215
                                                 ===========        ===========





See Notes to Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2002 AND 2001



                                                                                        Retained
                                                                                        Earnings
                                         Common Stock                Additional          (Accum-
                                -------------------------------        Paid-in            ulated
                                    Shares           Amount            Capital           Deficit)           Total
                                -------------     -------------     -------------     -------------     -------------

Balance, June 1, 2000              14,947,215       $149,473          $497,216          $(162,070)         $484,619

Net income                                                                                309,174           309,174
                                   ----------       --------          --------          ---------          --------

Balance, May 31, 2001              14,947,215        149,473           497,216            147,104           793,793

Net loss                                                                                 (342,770)         (342,770)
                                   ----------       --------          --------          ---------          --------

Balance, May 31, 2002              14,947,215       $149,473          $497,216          $(195,666)         $451,023
                                   ==========       ========          ========          =========          ========













See Notes to Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2002 AND 2001


                                                                           2002               2001
                                                                       -----------        -----------
Operating activities:
     Net income (loss)                                                 $  (342,770)       $   309,174
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                      27,983             23,022
         Provision for doubtful accounts                                                      (12,986)
         Loss on sale of fixed assets                                                           1,862
         Changes in operating assets and liabilities:
              Accounts receivable                                           78,174            203,892
              Inventories                                                    9,825           (187,008)
              Prepaid expenses and other current assets                    (24,565)               658
              Other assets                                                                        132
              Accounts payable and accrued expenses                        123,754           (214,043)
              Customer deposits                                             54,336            (29,816)
                                                                       -----------        -----------
                  Net cash provided by (used in) operating activities      (73,263)            94,887
                                                                       -----------        -----------

Investing activities:
     Capital expenditures                                                  (15,822)           (17,428)
     Proceeds from sale of fixed assets                                                         3,960
     Increase in cash surrender value of officer's life insurance          (18,563)
                                                                       -----------        -----------
                  Net cash used in investing activities                    (34,385)           (13,468)
                                                                       -----------        -----------

Financing activities:
     Proceeds from notes payable - bank                                     33,900
     Principal payments on long-term debt                                  (25,331)           (17,679)
     Proceeds from long-term debt                                           10,000
     Loan payable - principal stockholder                                   81,201             32,399
                                                                       -----------        -----------
                  Net cash provided by financing activities                 99,770             14,720
                                                                       -----------        -----------

Net increase (decrease) in cash and cash equivalents                        (7,878)            96,139

Cash and cash equivalents, beginning of year                               257,524            161,385
                                                                       -----------        -----------

Cash and cash equivalents, end of year                                 $   249,646        $   257,524
                                                                       ===========        ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                     $     3,190        $     2,612
                                                                       ===========        ===========

     Income taxes paid                                                 $   11,287
                                                                       ===========

Supplemental disclosure of noncash investing and financing activities:
     Property and equipment financed through debt                      $     6,800        $    8,032
                                                                       ===========        ===========




See Notes to Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and summary of significant  accounting policies:
               Organization and principles of consolidation:
                  The Banker's Store, Inc. (the "Store") was incorporated under the laws of the State of New York on June 26, 1968. On May 31, 1998, the Company completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc. ("FBEE"), both Kentucky corporations, in exchange for 11,282,250 shares of its common stock. The acquisition of B.G. Banking and FBEE by the Store (collectively, the "Company") has been accounted for as a reverse merger involving a shell company, effectively a recapitalization of B.G. Banking and FBEE (the operating companies/accounting acquirers). Accordingly, the historical financial statements of the operating companies are presented as the historical financial statements of the registrant. The results of operations of the Store (legal acquirer) are included in the consolidated financial statements since May 31, 1998, the date of the merger. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is in the business of buying, selling, trading and refurbishing financial equipment for banks and other financial institutions. During 2002, the Company commenced the business of buying and selling office equipment.

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

               Inventories:
                  Inventories, consisting primarily of finished goods, are stated at the lower of cost or market utilizing the first-in, first-out method.

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

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant  accounting  policies
         (concluded):
               Net earnings (loss) per share:
                  The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the years ended May 31, 2002 and 2001.

               Income taxes:
                  The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities be computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. At May 31, 2001, deferred tax assets and liabilities were not material.

               Reclassifications:
                  Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the current presentation.


Note 2 - Equipment and improvements:
               Equipment and improvements consist of the following:

                                                                           Range of
                                                                           Estimated
                                                                          Useful Lives            2002            2001
                                                                         --------------        ----------     ----------

                  Machinery and equipment                                 3 to 10 years        $  169,487     $  159,435
                  Transportation equipment                                      5 years           207,984        207,984
                  Computer equipment                                            5 years            16,983         16,983
                  Furniture and fixtures                                        5 years            35,150         35,150
                  Leasehold improvements                                        3 years            26,851         21,080
                                                                                               ----------     ----------
                         Totals                                                                   456,455        440,632

                  Less accumulated depreciation and
                     amortization                                                                 369,758        341,774
                                                                                               ----------     ----------

                         Totals                                                                $   86,697     $   98,858
                                                                                               ==========     ==========

               Depreciation and amortization amounted to $27,983 and $23,022 for the years ended May 31, 2002 and 2001, respectively.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Notes payable - bank:
               The Company had a $150,000 revolving line of credit with borrowings bearing interest at .25% above the prime rate and was guaranteed by the Company's principal stockholder. The line of credit expired on June 12, 2002.


Note 4 - Long-term debt:
               Long-term  debt  consists  of  the  following   notes  which  are
               collateralized by transportation equipment:

                                                                                                  2002           2001
                                                                                               ----------     ----------
                  9% notes, payable in monthly installments of $642,
                    including interest and maturing in March 2003                              $    6,132     $   12,948

                  10.5% notes, payable in monthly installments of $306,
                  including interest and maturing in May 2003                                       3,500          6,624

                  Equipment obligations bearing interest at 15.3%
                    collateralized by the underlying equipment and
                    matures in 2005                                                                 5,357


                  7.75% notes, payable in monthly installments of $343,
                    including interest on maturing in May 2002                                                     3,948
                                                                                               ----------     ----------

                       Totals                                                                      14,989         23,520
                  Less current portion                                                             11,787         13,874
                                                                                               ----------     ----------

                  Long-term portion                                                            $    3,202     $    9,646
                                                                                               ==========     ==========

               Principal amounts due under the above obligations in each of the years subsequent to May 31, 2002 are $11,787 in 2003, $2,511 in 2004 and $691 in 2005.


Note 5 - Advances from principal stockholder:
               During May 1999, the Company purchased $295,067 of inventory from its president and principal stockholder. The Company's purchase price represented the historical cost of these products. In addition, from time-to-time, the president and principal stockholder advances cash to the Company. These advances are noninterest bearing and are to be repaid upon demand.


Note 6 - Income taxes:
               The  provision  for  income  taxes  in  2001   consisted  of  the
               following:

                    Federal - current                         $(12,237)
                    State - current                            (13,027)
                                                              --------

                        Total                                 $(25,264)
                                                              ========

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Income taxes (concluded):
               The provision for income taxes in 2002 and 2001 differs from the amounts computed using the Federal statutory rate of 34% as a result of the following:

                                                                                            2002           2001
                                                                                            ----           ----
                    Expected provision at Federal statutory rate                             (34)%           34%
                    Effect of state taxes, net of Federal income tax effect                   (6)             6
                    Utilization of net operating loss                                                       (40)
                    Increase in valuation allowance for net deferred tax assets               40
                    Other                                                                                    (9)
                                                                                           ------        ------

                        Effective tax rates                                                   --%            (9)%
                                                                                           ======        ======

               Deferred tax assets resulted from temporary differences attributable to depreciation, allowance for doubtful accounts and slow-moving inventories and operating loss carryforwards. As of May 31, 2002, the Company had net operating loss carryforwards of approximately $355,000 available to reduce future Federal taxable income which will expire at various dates through 2022. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which, if not used, could subject those loss carryforwards to substantial annual limitation, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $146,000 from the utilization of those net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance as of May 31, 2002. Significant components of the Company's deferred tax assets as of May 31, 2002 and 2001 are as follows:

                                                                                 2002           2001
                                                                                 ----           ----

                    Deferred tax assets:

                        Net operating loss carryforwards                       $  135,000     $    8,000
                        Inventory reserve                                          10,000
                        Other                                                       2,000
                                                                               ----------     ----------
                                                                                  147,000          8,000
                    Valuation allowance for deferred tax assets                  (147,000)        (8,000)
                                                                               ----------     ----------

                    Deferred tax assets                                        $       --     $       --
                                                                               ==========     ==========


Note 7 - Related party transactions:
               Rent:
                  On August 1, 1998, the Company entered into a three-year operating lease with its President and principal stockholder for the lease of an aggregate of 23,976 square feet of office and warehouse space located in Bowling Green, Kentucky. The lease provides for a monthly rent of $5,000 plus applicable real estate taxes and maintenance expenses. The Company has extended the lease through August 2004 under the same terms.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Related party transactions (concluded):
               Rent (concluded):
                  The Company is obligated to its President and principal stockholder for rent under the aforementioned lease in years subsequent to May 31, 2002 as follows: $60,000 in 2003 and 2004 and $10,000 in 2005.

                  Related rent expense amounted to $86,558 and $66,442 for the years ended May 31, 2002 and 2001, respectively.


Note 8 - Contingencies:
               Private placement - B.G. Banking:
                  Prior to the Store's reverse merger with B.G. Banking and FBEE (see Note 1), B.G. Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers of shares of B.G. Banking's common stock were offered and they received shares of common stock in the Store at a ratio of 1 share of B.G. Banking common stock to 1.5 shares of the Store's common stock. The Company issued 189,750 shares of its common stock in satisfaction of the subscription agreements at a value of $.67 per share.

                  Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of May 31, 2002, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8 - Contingencies (continued):
               Private placement - B.G. Banking (concluded):
                  The Company has received approximately $42,000 from Taurus relating to the purchase of shares by an unknown investor in June 1999. The Company is holding such funds in escrow pending disposition.

                  As of May 31, 2002, the Company has reserved 329,500 shares of
                  common   stock   pending   possible   issuance  of  shares  in
                  satisfaction of outstanding subscription agreements.

               Litigation:

                  On February 29, 2000, Alexander C. Brosda and Andrew Seim filed an action in the United States District Court in Florida against the Banker's Store. The action alleges that we violated the Securities and Exchange Act of 1934, as amended, and various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Brosda and Seim for 225,000 shares of our common stock. On June 5, 2000, we filed a motion to dismiss the complaint for failure to state a claim, improper venue and lack of jurisdiction, respectively. On January 23, 2001, the court dismissed plaintiff's claims alleging violations of the Securities Exchange Act of 1934. Plaintiffs did not file an amended complaint, and the action has been dismissed by the court without prejudice.

                  However, on September 26, 2001, Taurus Venture Capital Fund, LLC and Taurus filed a similar claim against the Company and its president. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, the Company and its president filed a motion to dismiss or abate the action and are awaiting the scheduling by the court of a hearing on the motion. On May 30, 2002, the court issued a decision denying the motion to dismiss.

                  On August 6, 2002, the Company and the President filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action pending in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion of unjust enrichment, and seeking an accounting of plaintiffs' books and records. The Company believes that they have meritorious defenses and intends to vigorously defend the action.

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

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8 - Contingencies (concluded):
               Concentrations of credit risk:
                  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. The Company's cash balances with financial institutions, at times, may exceed Federal Deposit Insurance Corporation insured limits. At May 31, 2002, the Company has cash and cash equivalent balances that exceed Federally insured limits in the amount of approximately $58,000.


Note 9 - Fair value of financial instruments:
               The Company's material financial instruments at May 31, 2002 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable and accounts payable, advances from principal stockholder and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair value because of their liquidity and/or their short-term maturities;
               (ii) long-term debt were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics and (iii) although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from the principal stockholder, because of the relationship of the Company and its stockholders, it believes that these advances will be repaid on a short-term basis and, accordingly, the carrying value of the advances approximate fair value.


Note 10- Segment information:
               The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales, cost of goods sold, gross margins and inventories in the same format reviewed by the Company's management (the "management approach"). The Company has two reporting segments: "Banking Equipment" and "Office Equipment." The Banking Equipment segment is comprised of the operations connected with the buying, selling, trading of new and refurbished financial equipment for banks and other financial institutions. The Office Equipment segment is comprised of buying and selling office equipment and supplies.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10- Segment information (concluded):
                  Net sales, cost of sales and other related segment information follows:

                                                            2002
                                                         ----------

                     Revenue:
                         Banking Equipment               $1,582,027
                         Office Equipment                   190,526
                                                         ----------
                               Totals                     1,772,553
                                                         ----------

                     Cost of goods sold:
                         Banking Equipment                1,278,903
                         Office Equipment                   141,361
                                                         ----------
                               Totals                     1,420,264
                                                         ----------

                     Gross profit:
                         Banking Equipment                  303,124
                         Office Equipment                    49,165
                                                         ----------
                               Totals                       352,289
                                                         ----------

                     Segment assets:
                         Inventories:
                            Banking Equipment               751,022
                            Office Equipment                  2,794
                                                         ----------
                               Totals                       753,816

                         Other assets                       493,351
                                                         ----------

                               Total assets              $1,247,167
                                                         ==========


               In 2001, the Company operated only in one segment.



                                      * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There were no changes in, or disagreements with, our auditors during our latest fiscal year.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       All information presented in this Item is as of August 9, 2002. The following table and notes thereto lists: (1) the names and ages of all of our directors and executive officers; (2) the positions and offices that each person holds with us; (3) the term of office as a director and/or executive officer, and the period during which the person has served as a director and/or executive officer; and (4) any arrangement or understanding between the director and/or executive officer and any other person, pursuant to which they are, or are to be, selected as a director and/or executive officer*.

NAME                   AGE      POSITION
----                   ---      --------

Paul D. Clark**         59      President, Director, and Chief Executive Officer
Roberta Clark**         58      Secretary and Director
Albert Blankenship      69      Chief Financial Officer and Director

* There are no arrangements or understandings between any director and/or executive officer and any other person, pursuant to which they are, or are to be, selected as a director and/or executive officer.

** Paul D. Clark and Roberta Clark are husband and wife.

PAUL D. CLARK is the founder of B.G. Banking Equipment, Inc. (formerly AAA Alarms and Services, Inc., March 1977). He has been our President, CEO and a Director since 1998. He has worked in a variety of management and sales positions in the electronic security and banking equipment industries as well as the U.S. Navy. His education and training were from several technical schools including an Industrial Electronics degree received in 1970. Mr. Clark also received medical electronics specialist training and was an interior communication electrician with the United States Naval Submarine Service. Mr. Clark also attends specialized educational courses annually to stay current in the field of security.

ROBERTA CLARK has served as our Secretary and a Director since May 1998. From 1977 to 1998, Ms. Clark served in similar positions at AAA Alarms. She attended Colorado State University in Fort Collins, Colorado, where she received a B.A. in Art in 1965.

ALBERT E. BLANKENSHIP has been our Chief Financial Officer and a Director since 1998. From approximately 1990, he has been a practicing accountant. He has extensive financial experience in a variety of industries, with both publicly and privately held corporations. He also managed financial and tax affairs for a variety of corporate clients. He serves as the Chief Financial Officer and a director of Helionics, Inc. of Franklin, Kentucky. Mr. Blankenship received his B.S. in Business Administration from Bowling Green (KY) College of Commerce, and is a retired U.S. Army officer. He holds certificate #871 for state board of accountancy effective 2-14-62.

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


ITEM 10. EXECUTIVE COMPENSATION

       The following table sets forth the salary for our last three completed fiscal years for the named executive officers. Unless otherwise indicated, no bonus, other annual compensation, restricted stock awards, securities underlying options or stock appreciation rights, long term incentive plan payouts, or other long-term compensation was awarded.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION               YEAR              ANNUAL COMPENSATION

Paul D. Clark,                            2002              $75,600
President                                 2001              $51,600
                                          2000              $43,600

Mr. Clark's annual contract was for $78,000 in 2000 and 2001 and for $126,500 in 2002. The balance not paid in cash is deferred into a note payable to Mr. Clark. No other executive officer was compensated in excess of $100,000 for the past three (3) fiscal years.

DIRECTORS' COMPENSATION

       The directors have not received any compensation for their services. We have adopted, through attrition, the plan B.G. Banking Equipment has had in place for approximately 6 years that provides an annuity and life insurance as part of profit sharing. There is also a group health insurance policy for which 2/3 of the cost is paid for by the Banker's Store.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

       On February 1, 1998, we entered into an employment agreement with Paul D. Clark, in which we employed Mr. Clark for a successive three-year term. The agreement provides for an initial base salary of $78,000 per year, and further provides for family health insurance, a $100,000 whole life insurance plan, 15 vacation days and five (5) personal days. Mr. Clark's Employment Agreement is terminable upon the occurrence of any one of the following: (1) employee's death, (2) failure of the Company, as evidenced by filing under the Bankruptcy Act for liquidation, or the making of an assignment for the benefit of creditors; or (3) a material breach of the agreement. This agreement was subsequently extended on a year-to-year basis, effective February 1, 2001, on substantially the same terms. Mr. Clark's current salary under the agreement is $126,500.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth the ownership of our securities as of August 29, 2002, by our officers and directors and by any person (including any group) who is known to us to be the beneficial owner of more than 5% of our common stock, $.01 par value per share:

                                               SHARES
                                               BENEFICIALLY
NAME AND ADDRESS                               OWNED                 PERCENTAGE
----------------                               ------------          ----------
Paul D. Clark                                  6,631,815             44.37%
1985 Claypool Alvaton Rd
Bowling Green, Kentucky 42101

Roberta Clark                                  6,631,815             44.37%
1985 Claypool Alvaton Rd
Bowling Green, Kentucky 42101

Albert Blankenship                             131,257                0.88%
628 Sherwood Drive
Bowling Green, Kentucky 42101

       There are no arrangements which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       We presently occupy 23,976 square feet of office and warehouse space located at 1535 Memphis Junction Road, Bowling Green, Kentucky, for a monthly rental of $5,000, pursuant to a three year lease agreement dated August 1, 1998, by and between the Banker's Store, and our President, Paul D. Clark, as owner of the property. Related rent expense amounted to $60,000 for each of the fiscal years ended May 31, 2002 and 2001.

       The Banker's Store owed Mr. Clark an aggregate sum of $336,373 as of May 31, 2002. This amount consisted of payment for inventory purchased from Mr. Clark in May 1999, interest free advances from Mr. Clark and his accrued salary.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A)    There are no additional exhibits filed with this Annual Report.

EXHIBIT NUMBER AND DESCRIPTION OF DOCUMENT

2.1 Agreement of Business Combination By Stock Exchange, dated April 15, 1998, by and between BG Banking Equipment and Maritime Transport & Technology, Inc. (2)

3.1    Certificate of Incorporation of The Banker's Store, Inc., as amended. (1)

3.2    Articles of Incorporation of Financial Building Equipment Exchange, Inc.
       (1)

3.3    Articles of Incorporation as amended of BG Banking Equipment, Inc. (1)

3.4    Bylaws of The Banker's Store, Inc. (1)

4.1    Specimen Common Stock Certificate. (2)

10.1 Business Lease, dated August 1, 1998, by and between Paul D. Clark and Maritime Transport and Technology, Inc. (dba The Bank Store and dba BG Banking Equipment, Inc.)(2)

10.2 Employment Agreement, dated February 1, 1998, by and between Maritime Transport & Technology, Inc. (dba The Bank Store and dba BG Banking Equipment, Inc.) and Paul Clark.(2)

21.1   Subsidiaries of the Company. (1)

(1) Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 1998.

(2) Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 2000.


REPORTS ON FORM 8-K

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

                                            The Banker's Store, Inc.

                                            By: /s/ PAUL D. CLARK
                                               ---------------------------------
                                                  Paul D. Clark President,
                                                  CEO & Director

Dated: September 11, 2002

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL D. CLARK                                 Dated: September 11, 2002
------------------------------------------
Paul D. Clark President, CEO &
Director

/s/ ROBERTA CLARK
------------------------------------------
Roberta Clark Secretary & Director                Dated: September 11, 2002


/s/ ALBERT BLANKENSHIP
------------------------------------------
Albert Blankenship Chief Financial Officer
  and Director                                    Dated: September 11, 2002

                            THE BANKER'S STORE, INC.

                            Certification Pursuant to
                            18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley act of 2002


       In connection with the Annual Report of The Banker's Store, Inc. (the "Company") on Form 10-KSB for the period ending May 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul D. Clark, President and Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

o      he has reviewed the report;

o based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

o based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

o      he and the other certifying officers:

       o are responsible for establishing and maintaining "disclosure controls and procedures" for the issuer;

       o have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

       o have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

       o have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the date;

o he and the other certifying officers have disclosed to the issuer's auditors and to the board of directors:

       o all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

       o any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

o he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/    Paul D. Clark
       -------------------------------------
       Paul D. Clark
       President and Chief Executive Officer



September 11, 2002

                            THE BANKER'S STORE, INC.

                            Certification Pursuant to
                            18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley act of 2002


       In connection with the Annual Report of The Banker's Store, Inc. (the "Company") on Form 10-KSB for the period ending May 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert Blankenship Chief Financial Officer (Principal Accounting Officer) of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

o      he has reviewed the report;

o based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

o based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

o      he and the other certifying officers:

       o are responsible for establishing and maintaining "disclosure controls and procedures" for the issuer;

       o have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

       o have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

       o have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the date;

o he and the other certifying officers have disclosed to the issuer's auditors and to the board of directors:

       o all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

       o any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

o he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/    Albert Blankenship
       -------------------------------------
       Albert Blankenship
       Chief Financial Officer
       (Principal Accounting Officer)



September 11, 2002