Form 10QSB
period 2002-08-31
BANKERS STORE INC
filed 2002-10-21
CIK 27850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________TO ____________

                        COMMISSION FILE NUMBER: 000-8880

                            THE BANKER'S STORE, INC.
             (Exact name of registrant as specified in its charter)

           NEW YORK                                              11-2196303
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  1535 MEMPHIS JUNCTION ROAD, BOWLING GREEN, KY
       42101 (Address, including zip code, of principal executive offices)

                                 (270) 781-8453
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $0.01, 14,947,215 shares outstanding as of October 10, 2002.

                            THE BANKER'S STORE, INC.

                                   FORM 10-QSB

                                 AUGUST 31, 2002

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

         See financial statements beginning on page F-1.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION

The matters discussed in this management's discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed elsewhere in this annual report on Form 10-QSB. The Company disclaims, any intent or obligation to update these forward-looking statements.

OVERVIEW

The Banker's Store, Inc. ("Store") was established in 1968. It remained dormant for many years until it completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc., ("FBEE"). We are now in the business of buying, selling, and trading new and refurbishing financial equipment for banks and other financial institutions. Commencing in June 2001, we entered the office equipment and furniture retail business. We market products throughout the United States primarily through direct sales to financial institutions and other distributors supported by our direct sales force and soliciting new contacts through our presence on the Internet.

We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products at competitive prices are obtained and sources of good used banking and banking related equipment and furniture become available at favorable prices, market acceptance of current or new products, delays, or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, competitive pressures on average selling prices and changes in the mix of products sold.

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

Because we plan to increase our operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets, our operating results would be adversely affected if our sales did not correspondingly increase or if our product development efforts are unsuccessful or are subject to delays.

We may not be able to sustain revenue growth or our existing level of profitability on a quarterly or annual basis and our operating results may not be consistent with predictions, if any, made by securities analysts.

SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES,  RELATED PARTY  TRANSACTIONS  AND
CONTINGENCIES:

Use of estimates:
                  Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ those estimates under different assumptions or conditions.

Related party transactions:
                  On August 1, 1998, the Company entered into a three-year operating lease with our President and principal stockholder, Paul Clark, for the lease of an aggregate of 23,976 square feet of office and warehouse space located in Bowling Green, Kentucky. The lease provides for a monthly rent of $5,000 plus applicable real estate taxes and maintenance expenses. We have extended the lease through August 2004 under the same terms.

                  On September 20, 2002, Paul Clark purchased the building currently leased in Bowling Green, Kentucky for $225,000 and is leasing the building to the Store for $2,200 per month.

Contingencies:
         Private placement - B.G. Banking:
                  Prior to the Store's reverse merger with B.G. Banking and FBEE, B.G Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers of shares of B.G. Banking's common stock were offered and they received shares of common stock in the Store at a ratio of 1 share of B.G. Banking common stock to 1.5 shares of the Store's common stock. We issued 189,750 shares of its common stock in satisfaction of the subscription agreements at a value of $.67 per share.

                  Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Store net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Store the proceeds of the shares sold. As of August 31, 2002, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

                  Based upon the accounting provided by Taurus to the Store, the Store may be liable for the issuance of up to 329,500 shares of common stock if and when Taurus substantiates their representation as to the number of shares of common stock sold and aggregate consideration. This number of shares represents the number of shares admittedly sold by Taurus for which the purchases have as yet remained unidentified.

                  We may also be forced to defend ourself against actions to be brought by unknown subscribers to shares of common stock of B.G. Banking whose purchase price has never been disclosed or delivered to the Banker's Store. We are aware of one alleged purchaser who claims to have delivered funds to Taurus and whose funds were apparently not turned over to us. In the opinion of management, the Banker's Store has no liability to such purchasers and intends to vigorously defend such actions, if and when brought.

                  We have received approximately $42,000 from Taurus relating to the purchase of shares by an unknown investor in June 1999. We are holding such funds in escrow pending disposition.

                  As of August 31,  2002,  we have  reserved  329,500  shares of
                  common   stock   pending   possible   issuance  of  shares  in
                  satisfaction of outstanding subscription agreements.

         Litigation:
                  On February 29, 2000, Alexander C. Brosda and Andrew Seim filed an action in the United States District Court in Florida against the Store. The action alleges that we violated the Securities and Exchange Act of 1934, as amended, and various Florida statutes, by failing to affect the exchange of 150,000 shares of B.G. Banking common stock held by Brosda and Seim for 225,000 shares of our common stock. On June 5, 2000, we filed a motion to dismiss the complaint for failure to state a claim, improper venue and lack of jurisdiction, respectively. On January 23, 2001, the court dismissed the plaintiff's claims alleging violations of the Securities Exchange Act of 1934. Plaintiffs did not file an amended complaint, and the action has been dismissed by the court without prejudice.

                  However, on September 26, 2001, Taurus Venture Capital Fund, LLC and Taurus filed a similar claim against the Store and our President, Paul Clark. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees.

                  On August 6, 2002, we filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action pending in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of plaintiffs' books and records. We intend to continue to vigorously defend ourself against the claims of the plaintiffs and to vigorously pursue our claims against the plaintiffs.

                  On March 7, 2000, we filed an action in the Supreme Court of New York, County of New York, against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and seeking an accounting of Taurus' books and records. The action arises out of B.G. Banking's confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On December 14, 2000, the court granted our oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the Court granted the motion filed by the defendant and, as a result, the action has been transferred to the New York State Supreme Court, Delaware County. We are awaiting a date for a hearing on plaintiff's damages. We intend to continue to vigorously pursue our litigation against the plaintiff.

                  Although it cannot predict the outcome of the litigation described above, we do not believe that the ultimate outcome of the claims brought by the plaintiffs will not have any material adverse effects on our consolidated financial statements in subsequent periods.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue:

                                                  Three months ended
                                                      August 31,
                                                 2002            2001
                                                ----------------------

Revenue                                         100.0%          100.0%
Cost of goods sold                               55.9%           80.0%
                                                -----           -----

Gross profit                                     44.1%           20.0%

Selling, general and administrative expenses     26.4%           51.7%
                                                -----           -----

Income (loss) from operations                    17.7%          (31.7)%
Other income (expense)                            (.2)%             .1%
                                                -----           ------

Net income (loss)                                17.5%          (31.6)%
                                                =====           =====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001.

Revenue:

Revenue was approximately $710,000 for the three months ended August 31, 2002 as compared to approximately $401,000 for the three months ended August 31, 2001 reflecting an increase of approximately $309,000 or 77.1%. The increase in sales during the three months ended August 31, 2002 was caused primarily by the sale of a substantial amount of inventory to a new customer this quarter. Sales to this customer approximated $410,000.

Cost of goods sold:

Cost of goods sold for the three months ended August 31, 2002 were approximately $397,000 or 55.9% of revenue as compared to approximately $321,000 or 80.0% of revenue for the three months ended August 31, 2001. Gross profit increased during the three months ended August 31, 2002 as compared to the three months ended August 31, 2001 primarily due to the ratio of refurbished products sold to new products sold. The sale of refurbished or used items carries a much higher gross profit than the sales of new items. During the year, the Company sold inventory to the new customer at a higher gross profit. The gross profit margin also increased due to a 77% increase in revenue during the three months ended August 31, 2002, causing a greater utilization of our fixed overhead.

Selling, general and administrative expenses:

Selling, general and administrative expenses were approximately $188,000 for the three months ended August 31, 2002 as compared to approximately $207,000 for the three months ended August 31, 2001 reflecting an decrease of approximately $19,000 or 9.2% over the same period last year. The decrease is mainly due to a reduction in professional fees incurred during the three months ended August 31, 2002.

Net Income (Loss):

As a result of the aforementioned, our net income during the three months ended August 31, 2002 increased by approximately $252,000 to approximately a net income of $125,000 or ($.01 per share) as opposed to a net loss of approximately $127,000 ($.01 per share) for the comparable prior period.

As of August 31, 2002, the Store had net operating loss carryforwards of approximately $230,000, the deferred asset attributable to this was offset by an equivalent valuation allowance. As a result there was a decrease in the valuation allowance of $43,000 and an increase in the valuation allowance of $51,000 during the three months ended August 31, 2002 and 2001, respectively, the Company did not recognize any provision or credit for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in those periods.


LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $232,838 and working capital of $463,250 at August 31, 2002. During the three months ended August 31, 2002, the Store's cash and cash equivalents decreased by $16,808. Cash and cash equivalents used in operations was $119,621 primarily due to the increase in accounts receivable of $302,478 resulting from higher level of sales and a net paydown of accounts payable and accrued expenses of $55,849. These fluctuations were partially offset by our net income of $124,553, the increase in customer deposits of $73,345, and our net utilization of our existing inventories of $41,093, respectively. During the three months ended August 31, 2002, we also received advances totaling $91,000 from our line of credit and $18,600 from our principal stockholder.

At May 31, 2002, we had a $150,000 revolving bank line of credit with borrowings that bore interest at .25% above the prime rate and were secured only by the guarantee of our principal stockholder. The line of credit was scheduled to expire on June 12, 2002; however, during the three months ended August 31, 2002, it was renewed and extended under the same terms until August 5, 2003.

We are evaluating various alternatives in addressing its future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and the purchase of additional property to build a new or additional office and warehousing facility. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy.

We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The Banker's Store future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.       CONTROLS AND PROCEDURES

     (a) DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Paul D. Clark, the Company's President and CEO and Albert Blankenship, our Principal Accounting Officer, supervised and participated in this evaluation. Based on this evaluation, Messrs. Clark and Blankenship concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

     (b) INTERNAL CONTROLS. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              No material developments occurred during the quarter with respect to our on-going litigation. For a discussion of this litigation, please see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation-Litigation herein.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.       DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

         None.
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
ITEM 5.       OTHER INFORMATION

         None.
ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

              10.1  Reaffirmation of Guaranty

              10.2  Amendment to Loan Agreement and Note

              99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

              99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

         b)   Reports on Form 8-K
              None.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES




                                    I N D E X
                                    ---------


                                                                            PAGE
                                                                            ----
PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEET
             AUGUST 31, 2002 (UNAUDITED)                                    F-2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED AUGUST 31, 2002 AND 2001 (UNAUDITED)        F-3

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED AUGUST 31, 2002 AND 2001 (UNAUDITED)        F-4

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)                                                      F-5-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             SIGNATURES



                                      * * *

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2002
                                   (Unaudited)



                                     ASSETS

Current assets:
     Cash and cash equivalents                                       $  232,838
     Accounts receivable, net                                           381,984
     Inventories                                                        712,723
     Prepaid expenses and other current assets                           58,796
                                                                     ----------
              Total current assets                                    1,386,341

Equipment and improvements, net                                         101,050
Other assets                                                             25,894
                                                                     ----------

              Total                                                  $1,513,285
                                                                     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable - bank                                            $  124,900
     Current portion of long-term debt                                   14,840
     Accounts payable and accrued expenses                              154,816
     Customer deposits                                                  231,562
     Advances from principal stockholder                                354,973
     Private placement funds in dispute                                  42,000
                                                                     ----------
              Total current liabilities                                 923,091

Long-term debt, net of current portion                                   14,618
                                                                     ----------
              Total liabilities                                         937,709
                                                                     ----------

Contingencies

Stockholders' equity:
     Common stock, $.01 par value; 80,000,000 shares
         authorized; 14,947,215 shares outstanding                      149,473
     Additional paid-in capital                                         497,216
     Accumulated deficit                                                (71,113)
                                                                     ----------
              Total stockholders' equity                                575,576
                                                                     ----------

              Total                                                  $1,513,285
                                                                     ==========




See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (Unaudited)





                                                        2002             2001
                                                     ---------       ----------
Revenue                                              $ 710,444       $  401,221

Cost of goods sold                                     396,825          320,922
                                                     ---------       ----------

Gross profit                                           313,619           80,299

Selling, general and administrative expenses           187,672          207,312
                                                     ---------       ----------

Income (loss) from operations                          125,947         (127,013)
                                                     ---------       ----------

Other income (expense):
    Interest income                                        196              650
    Interest expense                                    (1,590)            (509)
                                                     ---------       ----------
       Totals                                           (1,394)             141
                                                     ---------       ----------

Net income (loss)                                    $ 124,553       $ (126,872)
                                                     =========       ==========


Basic earnings (loss) per common share                    $.01            $(.01)
                                                          ====            =====


Basic weighted average number of common
   shares outstanding                               14,947,215       14,947,215
                                                    ==========       ==========








See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
                                   (Unaudited)


                                                                               2002         2001
                                                                            ---------    ---------
Operating activities:
     Net income (loss)                                                      $ 124,553    $(126,872)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                          6,903        6,288
         Changes in operating assets and liabilities:
              Accounts receivable                                            (302,478)      24,663
              Inventories                                                      41,093      (38,180)
              Prepaid expenses and other current assets                        (7,188)       2,257
              Accounts payable and accrued expenses                           (55,849)     103,145
              Customer deposits                                                73,345       64,551
                                                                            ---------    ---------
                   Net cash provided by (used in) operating activities       (119,621)      35,852
                                                                            ---------    ---------

Investing activities - capital expenditures                                   (21,256)      (3,906)
                                                                            ---------    ---------

Financing activities:
     Proceeds from notes payable - bank                                        91,000
     Principal payments on long-term debt                                      (3,769)      (3,360)
     Proceeds from long-term debt                                              18,238
     Loan payable - principal stockholder                                      18,600
                                                                            ---------    ---------
                   Net cash provided by (used in) financing activities        124,069       (3,360)
                                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents                          (16,808)      28,586
Cash and cash equivalents, beginning of period                                249,646      257,524
                                                                            ---------    ---------

Cash and cash equivalents, end of period                                    $ 232,838    $ 286,110
                                                                            =========    =========


Supplemental disclosure of cash flow information:
     Interest paid                                                          $   1,590    $     509
                                                                            =========    =========




See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of presentation:
               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of August 31, 2002, and the Company's results of operations and cash flows for the three months ended August 31, 2002 and 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United
               States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2002 and for the years ended May 31, 2002 and 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2002.

               The consolidated results of operations for the three months ended August 31, 2002 are not necessarily indicative of the results to be expected for the full year.

               Certain amounts that were previously reported for the three months ended August 31, 2001 have been reclassified to conform to the current year's presentation.


Note 2 - Net income (loss) per common share:
               The Company presents "basic" income (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic income (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted income per share is similar to that of basic income per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the three months ended August 31, 2002 and 2001.


Note 3 - Notes payable - bank:
               At May 31, 2002, the Company had a $150,000 revolving bank line of credit with borrowings that bore interest at .25% above the prime rate and were secured only by the guarantee of its principal stockholder. The line of credit was scheduled to expire on June 12, 2002; however, during the three months ended August 31, 2002, it was renewed and extended under the same terms until August 5, 2003.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - Income taxes:
               As of August 31, 2002, the Company had net operating loss carryforwards of approximately $230,000 available to reduce future Federal taxable income which will expire at various dates through 2023. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $104,000 from the utilization of those net operating loss carryforwards and its other deferred tax assets by an equivalent valuation allowance as of August 31, 2002.

               The Company had also offset the potential benefits from its deferred tax assets by equivalent valuation allowances during the year ended May 31, 2002. As a result of the decrease in the valuation allowance of $43,000 and the increase in the valuation allowance of $51,000 during the three months ended August 31, 2002 and 2001, respectively, the Company did not recognize any provision or credit for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in those periods.


Note 5 - Contingencies:
               Private placement - B.G. Banking:
                  Prior to The Banker's Store, Inc.'s reverse acquisition with B.G. Banking and FBEE on May 31, 1998, B.G. Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers to shares of B.G. Banking's common stock were offered and they received shares of common stock in The Banker's Store, Inc. at a ratio of 1 share of B.G. Banking common stock to 1.5 shares of The Banker's Store Inc.'s common stock. The Company issued 189,750 shares of its common stock in satisfaction of the subscription agreements at a value of $.67 per share.

                  Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by The Banker's Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of August 31, 2002, Taurus has failed to turn over the balance of money, provide the names of the stock
                  subscribers   and  the  number  of  shares  of  common   stock
                  purchased.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Contingencies (continued):
               Private placement - B.G. Banking (concluded):
                  Based upon the accounting provided by Taurus to the Company, the Company may be liable for the issuance of up to 329,500 shares of common stock if and when Taurus substantiates their representation as to the number of shares of common stock sold and the aggregate consideration. This number of shares represents the number of shares admittedly sold by Taurus for which the purchasers have as yet remained unidentified.

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

                  As of August 31, 2002, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

               Litigation:
                  On February 29, 2000, Alexander C. Brosda and Andrew Seim filed an action in the United States District Court in Florida against the Company. The action alleges that the Company violated the Securities Exchange Act of 1934, as amended, and various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Brosda and Seim for 225,000 shares of the Company's common stock. On June 5, 2000, the Company filed a motion to dismiss the complaint for failure to state a claim, improper venue and lack of jurisdiction, respectively. On January 23, 2001, the court dismissed the plaintiffs' claims alleging violations of the Securities Exchange Act of 1934. The plaintiffs did not file an amended complaint, and the action has been dismissed by the court without prejudice.

                  However, on September 26, 2001, Taurus Venture Capital Fund, LLC and Taurus filed a similar claim against the Company and its president. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. On August 6, 2002, the Company and its president filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action pending in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of plaintiffs' books and records. The Company intends to continue to vigorously defend itself against the claims of the plaintiffs and to vigorously pursue its claims against the plaintiffs.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5 - Contingencies (concluded):
               Litigation (concluded):
                  On March 7, 2000, the Company filed an action in the Supreme Court of New York, County of New York, against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and seeking an accounting of Taurus' books and records. The action arises out of B.G. Banking's confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On December 14, 2000, the court granted the Company's oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the Court granted a motion filed by the defendant and, as a result, the action has been transferred to the New York State Supreme Court, Delaware County. The Company is awaiting a date for a hearing on its claim against the plaintiff for damages. The Company intends to continue to vigorously pursue its litigation against the plaintiff.

                  Although it cannot predict the outcome of the litigation described above, management does not believe that the ultimate outcome of the claims brought by the plaintiffs will not have any material adverse effects on the Company's consolidated financial statements in subsequent periods.


Note 6 - Segment information:
               The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales, cost of goods sold, gross margins and inventories in the same format reviewed by the Company's management (the "management approach"). The Company has two reporting segments: "Banking Equipment" and "Office Equipment." The Banking Equipment segment is comprised of the operations connected with the buying, selling and trading of new and refurbished financial equipment for banks and other financial institutions. The Office Equipment segment is comprised of buying and selling office equipment and supplies.

               Net  sales,   cost  of  goods  sold  and  other  related  segment
               information follows for the three months ended August 31, 2002:

                     Revenue:
                         Banking Equipment                        $679,889
                         Office Equipment                           30,555
                                                                  --------

                            Total                                 $710,444
                                                                  ========

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 6 - Segment information (concluded):

                     Cost of goods sold:
                         Banking Equipment                        $377,079
                         Office Equipment                           19,746
                                                                  --------

                            Total                                 $396,825
                                                                  ========

                     Gross profit:
                         Banking Equipment                        $302,810
                         Office Equipment                           10,809
                                                                  --------

                            Total                                 $313,619
                                                                  ========

               In 2001, the operations of the Office Equipment segment did not commence until the fourth quarter of the year ended May 31, 2002.



                                      * * *

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE BANKER'S STORE, INC.



                                     By: /s/ Paul D. Clark
                                         ---------------------------------------
                                         Paul D. Clark,
                                            President, CEO and Director
                                         (Principal Executive Officer)

                                     By: /s/ Albert Blankenship
                                         ---------------------------------------
                                         Albert Blankenship,
                                         Chief Financial Officer and Director
                                         (Principal Accounting Officer)



Date: October 21, 2002



                                  CERTIFICATION

I, Paul Clark, President and Chief Executive Officer of the Company, hereby certify, that:

1. I have reviewed the quarterly report on Form 10-QSB of The Banker's Store, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4.   he and the other certifying officers:

          i. are responsible for establishing and maintaining "disclosure controls and procedures" for the issuer;

         ii. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

        iii. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

         iv. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the date;

5. he and the other certifying officers have disclosed to the issuer's auditors and to the board of directors:

          i. all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 /s/ Paul D. Clark

Paul D. Clark
President and Chief Executive Officer

October 21, 2002



                                  CERTIFICATION

I, Albert Blankenship, Chief Financial Officer of the Company, hereby certify, that:

1. I have reviewed the quarterly report on Form 10-QSB of The Banker's Store, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4.   he and the other certifying officers:


          o are responsible for establishing and maintaining "disclosure controls and procedures" for the issuer;

          o have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

          o have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

         iv. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the date;

5. he and the other certifying officers have disclosed to the issuer's auditors and to the board of directors:

          i. all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 /s/ Albert Blankenship

Albert Blankenship,
Chief Financial Officer

October 21, 2002

                            REAFFIRMATION OF GUARANTY

To: U.S.  BANK  N.A._________________________;----------,_________  (the "Bank")
The undersigned (the "Guarantor," whether one or more) has executed Continuing Guarant(ies) (Unlimited), Continuing Guarant(ies) (Limited), or Guaranties) of Specific Transaction dated JUNE 12, 2001_________(collectively the "GUARANTY)" guaranteeing all of the obligations OF FINANCIAL BUILDING EQUIPMENT EXCHANGE. INC.

(the "BORROWER)'TO the Bank, whether currently existing or arising in the future.

      The Bank will be extending a new loan to the Borrower, or renewing, restructuring or otherwise amending an existing loan to the Borrower, as evidenced by the following documents, among others: AMENDMENT TO LOAN AGREEMENT AND NOTE DATED 08/05/02, AND ANY RENEWALS THEREOF AND/OR ANY AMENDMENTS thereto___________________________________________________________



PLUS ANY OBLIGATIONS ARISING UNDER COLLATERAL OR COLLATERAL DOCUMENTS SUPPORTING THE ABOVE-REFERENCED NOTE(S) AND LOAN agreement(s) _____________________________

      The Guarantor hereby confirms that the guaranty remains in full force and effect, and the definition of "Obligations" in the Guaranty specifically includes the obligations identified above, as well as any renewals, amendments or refinancings thereto (including an increase in the principal amount of the loan). Notwithstanding the provisions of the Guaranty, the maximum aggregate liability of the Guarantor under the Guaranty shall not exceed $150,000.00 ("GUARANTIED PRINCIPAL'); plus any and all interest accruing on the Guarantied Principal and all fees, charges and costs of collecting the Guarantied Principal or otherwise enforcing the Bank's rights under the Guaranty, including without limitation, reasonable attorneys' fees and expenses (all of the foregoing hereafter referred to as "GUARANTIED OBLIGATIONS!'). The Guaranty shall remain in full force and effect until, and shall terminate (as "terminate" is used in Kentucky Revised Statutes ss. 371.065, as amended) on the EARLIER of (a) the day following the date of payment in full upon maturity of the Guarantied Obligations; or (b) AUGUST 5, 2005; PROVIDED, however, that the termination of the Guaranty on such termination date shall not affect in any manner the liability of the Guarantor with respect to (1) the Guarantied Obligations which are created or incurred prior to such termination date ("PRIOR OBLIGATIONS'), or
(2) extension or renewals of, interest accruing on, or fees, costs or expenses incurred with respect to, such Prior Obligations prior to, on or after such termination date.

      The Guarantor reaffirms that consent by the Guarantor to any additional loans, refinancings, amendments and other changes in any agreements between the Bank and the Borrower is not necessary, as described in the Guaranty. All collateral securing the Guaranty also continues as security, and all other terms of the Guaranty are hereby reaffirmed.

      THE GUARANTOR REPRESENTS THAT THE GUARANTOR HAS REVIEWED THE BORROWER'S FINANCIAL CONDITION PRIOR TO EXECUTING THIS REAFFIRMATION; AND THE GUARANTOR SPECIFICALLY RELIEVES THE BANK OF ANY OBLIGATION TO ADVISE THE GUARANTOR OF THE BORROWER'S CURRENT FINANCIAL CONDITION, OR ANY CHANGES IN THE BORROWER'S FINANCIAL CONDITION IN THE FUTURE.

THE GUARANTOR HEREBY  ACKNOWLEDGES THE RECEIPT OF A COPY OF THIS  REAFFIRMATION.
IMPORTANT: READ BEFORE SIGNING. THE TERMS OF THIS AGREEMENT SHOULD BE READ CAREFULLY BECAUSE ONLY THOSE TERMS IN WRITING, EXPRESSING CONSIDERATION AND SIGNED BY THE PARTIES ARE ENFORCEABLE. NO OTHER TERMS OR ORAL PROMISES NOT CONTAINED IN THIS WRITTEN CONTRACT MAY BE LEGALLYENFORCED. THE TERMS OF THIS AGREEMENT MAY ONLY BE CHANGED BY ANOTHER WRITTEN AGREEMENT. THIS NOTICE SHALL ALSO BE EFFECTIVE WITH RESPECT TO ALL OTHER CREDIT AGREEMENTS NOW IN EFFECT BETWEEN GUARANTOR AND THE BANK. A MODIFICATION OF ANY OTHER CREDIT AGREEMENTS NOW IN EFFECT BETWEEN GUARANTOR AND THE BANK, WHICH OCCURS AFTER RECEIPT BY GUARANTOR OF THIS NOTICE, MAY BE MADE ONLY BY ANOTHER WRITTEN INSTRUMENT. ORAL OR IMPLIED MODIFICATIONS TO SUCH CREDIT AGREEMENTS ARE NOT ENFORCEABLE AND SHOULD NOT BE RELIED UPON.

      ALL DOCUMENTS ATTACHED HERETO, INCLUDING ANY APPENDICES, SCHEDULES, RIDERS, AND EXHIBITS TO THIS REAFFIRMATION OF GUARANTY, ARE HEREBY EXPRESSLY INCORPORATED BY REFERENCE.

Dated as of:  AUGUST 5, 2002                               N/A
(Individual Guarantor)                         Guarantor Name (Organization)

                                 - (SEAL)   a.


GUARANTOR NAME PAUL D CLARK                 BY:.
                                            Name and Title: __________N/A

                                 - (SEAL) By:.
Guarantor Name ____________________         Name and Title: __________N/A

                                       FOR BANK USE ONLY Reviewed by
                                       Due AUGUST 5, 2003
                                       Customer #5333808 Loan # 0101

                      AMENDMENT TO LOAN AGREEMENT AND NOTE

         This amendment (the "AMENDMENT", dated as of the date specified below, is by and between the borrower (the "BORROWER"; and the bank (the "BANK") identified below.

                                    RECITALS

      A. The Borrower and the Bank have executed a Loan Agreement (the "AGREEMENT') dated JUNE 12. 2001 and the Borrower has executed a Note (the "Note"), dated JUNE 12. 2001 , either or both which may have been amended from time to time, and the Borrower (and if applicable, certain third parties) have executed the collateral documents which may or may not be identified in the Agreement and certain other related documents (collectively the "LOAN DOCUMENTS"), setting forth the terms and conditions upon which the Borrower may obtain loans from the Bank from time to time in the original amount of $150.000.00, as may be amended from time to time.

      B. The Borrower has requested that the Bank permit certain modifications to the Agreement and Note as described below. C. The

      Bank has agreed to such modifications, but only upon the terms and conditions outlined in this Amendment.


                               TERMS OF AGREEMENT

          In consideration of the mutual covenants contained herein, and for other good and valuable consideration, the Borrower and the Bank agree as follows:

      X Extension of Maturity Date. If checked here, any references in the Agreement or Note to the maturity date or date of final payment are hereby deleted and replaced with " AUGUST 5. 2003".


      __ CHANGE IN MAXIMUM LOAN AMOUNT. If checked here, all references in the Agreement and in the Note (whether or not numerically) to the maximum loan amount are hereby deleted and replaced with "$ ________N/A_________", which evidences an additional $ ____N/A_________ available to be advanced subject to the terms and conditions of the Agreement and Note.

      __ CHANGE IN MULTIPLE ADVANCE TERMINATION DATE. If checked here, all references in the Agreement and in the Note to the termination date for multiple advances are hereby deleted and replaced with " _______N/A________"_

      CHANGE IN FINANCIAL COVENANT(S).

          (i) __ If checked here, all references to "$____________" in the Agreement as the minimum Net Working Capital amount are hereby deleted and replaced with "$ ____________" for the period beginning _______________and thereafter.

          (ii) __ If checked here, all references to "$ ____________" in the Agreement as the minimum Tangible Net Worth amount are hereby deleted and replaced with "$ ____________ " for the period beginning _______________ and thereafter.

          (iii) __ If checked here, all references to "____________" in the Agreement as the maximum Debt to Worth Ratio are hereby deleted and replaced with "____________" FOR the period beginning _______________and thereafter.

          (iv) __ If checked here, all references to " ____________" in the Agreement as the minimum Current Ratio are hereby deleted and replaced with " ____________" for the period beginning _______________and thereafter.

          (v)__ D If checked here, all references to "$____________ " in the Agreement as the maximum Capital Expenditures amount are hereby deleted and replaced with "$____________"for the period beginning _______________and thereafter.

          (vi) __ If checked here, all references to " ____________ " in the Agreement as the minimum Cash Flow Coverage Ratio are hereby deleted and replaced with " ____________" for the period beginning _______________and thereafter.

          (vii) __ It checked here, all references to "$____________ " in the Agreement as the maximum Officers, Directors, Partners, and Management Salaries and Other Compensation amount are hereby deleted and replaced with "$____________" for the period beginning _______________ and thereafter.

          __ CHANGE IN PAYMENT SCHEDULE. If checked here, effective upon the date of this Amendment, any payment terms are amended as follows:

         Q Change in Late Payment Fee. If checked here, subject to applicable law, if any payment is not made on or before its due date, the Bank may collect a delinquency charge of _____% of the unpaid amount. Collection of the late payment fee shall not be deemed to be a waiver of the Bank's right to declare a default hereunder.

         DEFAULT INTEREST RATE. Notwithstanding any provision of this Note to the contrary, upon any default or at any time during the continuation thereof (including failure to pay upon maturity), the Bank may, at its option and subject to applicable law, increase the interest rate on this Note to a rate of 5% per annum plus the interest rate otherwise payable hereunder. Notwithstanding the foregoing and subject to applicable law, upon the occurrence of a default by the Borrower or any guarantor involving bankruptcy, insolvency, receivership proceedings or an assignment for the benefit of creditors, the interest rate on this Note shall automatically increase to a rate of 5% per annum plus the rate otherwise payable hereunder.

         EFFECTIVENESS OF PRIOR DOCUMENTS. Except as specifically amended hereby, the Agreement, the Note and the other Loan Documents shall remain in full force and effect in accordance with their respective terms. All warranties and representations contained in the Agreement and the other Loan Documents are hereby reconfirmed as of the date hereof. All collateral previously provided to secure the Agreement and/or Note continues as security, and all guaranties guaranteeing obligations under the Loan Documents remain in full force and effect. This is an amendment, not a novation.

         PRECONDITIONS TO EFFECTIVENESS. This Amendment shall only become effective upon execution by the Borrower and the Bank, and approval by any other third party required by the Bank.

         NO WAIVER OF DEFAULTS; WARRANTIES. This Amendment shall not be construed as or be deemed to be a waiver by the Bank of existing defaults by the Borrower, whether known or undiscovered. All agreements, representations and warranties made herein shall survive the execution of this Amendment.

         COUNTERPARTS.   This   Amendment  may  be  signed  in  any   number  of
counterparts, each of which shall be considered an original, but when taken together shall constitute one document.

         AUTHORIZATION. The Borrower represents and warrants that the execution, delivery and performance of this Amendment and the documents referenced herein are within the authority of the Borrower and have been duly authorized by all necessary action.

         ATTACHMENTS.   ALL DOCUMENTS ATTACHED HERETO, INCLUDING ANY APPENDICES,
SCHEDULES, RIDERS, AND EXHIBITS TO THIS AMENDMENT, ARE HEREBY EXPRESSLY INCORPORATED HEREIN BY REFERENCE.


Dated as of:  AUGUST 5. 2002_______,______.
FINANCIAL BUILDING EQUIPMENT EXCHANGE, INC. (individual Borrower)


                                           A KENTUCKY CORPORATION
                                           -------------------------------------


                                           By:__________________________________
Borrower Name ____________N/A

                                           Name and Title: PAUL CLARK. PRESIDENT

                                           BY:

Borrower Name____________N/A_________      Name and Title:





Agreed to:

  U.S.BANK N.A.
  -------------
By:
    JOHN LEE Name and Title:
     COMMERCIAL LENDER