Form 10QSB
period 2002-11-30
BANKERS STORE INC
filed 2003-01-21
CIK 27850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF
     1934
     FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF
     1934
     FOR THE TRANSITION PERIOD FROM ___________TO ____________

                        COMMISSION FILE NUMBER: 000-08880


                            THE BANKER'S STORE, INC.
             (Exact name of registrant as specified in its charter)

               NEW YORK                               11-2196303
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

               1535 MEMPHIS JUNCTION ROAD, BOWLING GREEN, KY 42101 (Address, including zip code, of principal executive offices

                                 (270) 781-8453
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)on No.)r of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ] __


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common stock, par value $0.01: 14,947,215 shares outstanding as of January 9, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [x]

                            THE BANKER'S STORE, INC.

                                   FORM 10-QSB

                                NOVEMBER 30, 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

         See financial statements beginning on page F-1.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

     The matters discussed in this management's discussion and analysis or plan of operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results in our two operating segments could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed elsewhere in this quarterly report on Form 10-QSB. The Company disclaims, any intent or obligation to update these forward-looking statements.

OVERVIEW

     The Banker's Store, Inc. ("Store") was established in 1968. It remained dormant for many years until it completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc., ("FBEE"). We are now in the business of buying, selling, and trading new and refurbishing financial equipment for banks and other financial institutions. Commencing during the fourth quarter of the year ended May 31, 2002, we entered the office equipment and furniture retail business. We market products throughout the United States primarily through direct sales to financial institutions and other distributors supported by our direct sales force and soliciting new contacts through our presence on the Internet.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES, RELATED PARTY TRANSACTIONS AND CONTINGENCIES

Significant accounting policies and estimates:

          Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and estimates used as of May 31, 2002 and as outlined in our previously filed Form 10-KSB have been applied consistently for the six and three months ended November 30, 2002.

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

          On September 20, 2002, Paul Clark purchased an additional building in Bowling Green, Kentucky for $225,000, which we are currently using as warehouse space, and leasing from him under a month to month lease for $2,200 per month.

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

          Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Store net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Store the proceeds of the shares sold. As of November 30, 2002, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

          As of November 30, 2002, we have reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

          Although we cannot predict the outcome of the litigation described above, we do not believe that the ultimate outcome will have any material adverse effect on our consolidated financial statements in subsequent periods.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the six and three months ended November 30, 2002 and 2001:

                                        Six Months Ended      Three Months Ended
                                           November 30,          November 30,
                                         2002       2001       2002       2001
                                        -----      -----      -----      -----

Net sales                               100.0%     100.0%     100.0%     100.0%
Cost of sales                            63.7%      67.6%      74.6%      55.4%
                                        -----      -----      -----      -----

Gross profit                             36.3%      32.4%      25.4%      44.6%

Expenses                                 34.5%      45.9%      49.3%      41.3%
                                        -----      -----      -----      -----

Income(loss) from operations              1.8%     (13.5)%    (23.9)%      3.3%
Other                                     (.2)%       .1%       (.2)%       .2%
                                        -----      -----      -----      -----

Net income(loss)                          1.6%     (13.4)%    (24.1)%      3.5%
                                        =====      =====      =====      =====

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2001.

     Revenues were approximately $1,092,000 for the six months ended November 30, 2002 as compared to approximately $833,000 for the six months ended November 30, 2001 reflecting an increase of approximately $259,000 or 31.1%. The increase in revenues during the six months ended November 30, 2002 was caused primarily by the sale of a substantial amount of inventory to a new customer during the year. Sales to this customer approximated $410,000.

     Cost of goods sold and related expenses for the six months ended November 30, 2002 were approximately $696,000 or 63.7% of net sales as compared to approximately $563,000 or 67.6% of net sales for the six months ended November 30, 2001. Gross profit increased during the six months ended November 30, 2002 as compared to the six months ended November 30, 2001 primarily due to the ratio of refurbished products sold to new products sold. The sale of refurbished or used items carries a much higher gross profit than the sales of new items. During the six months ended November 30, 2002, the Company sold inventory to the new customer, described above, at a higher than historical gross profit.

     Selling, general and administrative expenses were approximately $376,000 for the six months ended November 30, 2002 as compared to approximately $383,000 for the six months ended November 30, 2001 reflecting a decrease of approximately $7,000 or 1.8% over the same period last year. The decrease is mainly due to a reduction in professional fees incurred relating to the litigation and SEC compliance matters during the six months ended November 30, 2002 as compared to the six months ended November 30, 2001. This decrease was offset somewhat by an increase in our infrastructure to support our anticipated sales growth.

     As a result of the aforementioned, the Company's net income (loss) during the six months ended November 30, 2002 increased by approximately $130,000 to approximately a net income of $18,000 as opposed to a net loss of approximately $112,000 for the comparable prior period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2001.

     Revenues were approximately $382,000 for the three months ended November 30, 2002 as compared to approximately $431,000 for the three months ended November 30, 2001 reflecting a decrease of approximately $49,000 or 11.4%. The decrease in revenues during the three months ended November 30, 2002 was caused primarily by the low interest rate environment which has negatively impacted the earnings of financial institutions. Therefore, community banks have reduced their spending on new construction and are focusing instead on small remodeling projects, upgrading of ATMs, drive up systems and other new technologies. However, we have recently seen an increase in our sales activity, whereby our deposits on future orders are up almost $300,000 from May 31, 2002.

     Cost of goods sold and related expenses for the three months ended November 30, 2002 were approximately $285,000 or 74.6% of net sales as compared to approximately $239,000 or 55.4% of net sales for the three months ended November 30, 2001. Gross profit decreased during the three months ended November 30, 2002 as compared to the three months ended November 30, 2001 primarily due to the ratio of refurbished products sold to new products sold. During this quarter we sold more new products which carry a lower gross profit percentage.

     Selling, general and administrative expenses were approximately $188,000 for the three months ended November 30, 2002 as compared to approximately $178,000 for the three months ended November 30, 2001 reflecting an increase of approximately $10,000 or 5.6% over the same period last year. In the current year, the Company had undertaken an increased general and administrative expense to create the infrastructure necessary to meet the Company's marketing and production goals.

     As a result of the aforementioned, the Company's net income (loss) during the three months ended November 30, 2002 decreased by approximately $107,000 to a net loss of approximately $92,000 as opposed to net income of approximately $15,000 for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

     We had cash and cash equivalents of $269,134 and working capital of $357,712 at November 30, 2002. During the six months ended November 30, 2002, our cash and cash equivalents increased by $19,488. Cash and cash equivalents used in operations was $14,934 primarily due to the increase in inventory of $229,889 due to a large purchase from a vendor that ceased operations, an increase in accounts receivable of $75,274 resulting from higher level of sales during the last month of the period and an increase in prepaid expenses and other current assets of $63,466. These fluctuations were partially offset by the increase in customer deposits of $300,200 and our net income of $17,825. During the six months ended November 30, 2002, we also received net cash advances of $11,100 from our line of credit and $37,200 from our principal stockholder. We used part of these proceeds to purchase $32,479 of equipment.

     At November 30, 2002, we had a $150,000 revolving bank line of credit with borrowings that bear interest at .25% above the prime rate and are secured only by the guarantee of our principal stockholder. The line of credit expires on August 5, 2003. At November 30, 2002, we have $105,000 available to us under the revolving bank line of credit.

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

     We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

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


                           PART II - OTHER INFORMATION

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

         None.

ITEM 5.    OTHER INFORMATION

         None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

               99.1 Certification of Chief Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


         b)  Reports on Form 8-K

               None.

                              FINANCIAL STATEMENTS

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


                                        THE BANKER'S STORE, INC.



                                        By: /s/ Paul D. Clark
                                            -----------------------------------
                                            Paul D. Clark,
                                            President, CEO and Director
                                            (Principal Executive Officer)


                                        By: /s/ Albert Blankenship
                                            -----------------------------------
                                            Albert Blankenship,
                                            Chief Financial Officer and Director
                                            (Principal Accounting Officer)



Date: January 21, 2003

                                  CERTIFICATION

I, Paul Clark, President and Chief Executive Officer of the Company, hereby certify, that:

1. I have reviewed this quarterly report on Form 10-QSB of The Banker's Store, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining "disclosure controls and procedures" for the registrant and have:

     a. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

     b. have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

     c. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the date;

5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and to the board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Paul D. Clark
---------------------------
Paul D. Clark
President and Chief Executive Officer

January 21, 2003

                                  CERTIFICATION

I, Albert Blankenship, Chief Financial Officer of the Company, hereby certify, that:

1. I have reviewed this quarterly report on Form 10-QSB of The Banker's Store, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining "disclosure controls and procedures" for the registrant and have:

     a. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

     b. have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

     c. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the date;

5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and to the board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Albert Blankenship
---------------------------
Albert Blankenship,
Chief Financial Officer

January 21, 2003

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES


                                    I N D E X
                                    ---------


                                                                            PAGE
                                                                            ----
PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEET
             NOVEMBER 30, 2002 (UNAUDITED)                                    2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             SIX AND THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
             (UNAUDITED)                                                      3

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001 (UNAUDITED)          4

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)                                                        5-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES



                                      * * *

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2002
                                   (Unaudited)


                                     ASSETS
                                     ------

Current assets:
  Cash and cash equivalents                                           $  269,134
  Accounts receivable, net                                               154,780
  Inventories                                                            983,705
  Prepaid expenses and other current assets                              115,074
                                                                      ----------
           Total current assets                                        1,522,693

Equipment and improvements, net                                          105,348
Other assets                                                              25,894
                                                                      ----------

           Total                                                      $1,653,935
                                                                      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Notes payable - bank                                               $   45,000
  Current portion of long-term debt                                      13,484
  Accounts payable and accrued expenses                                 232,507
  Customer deposits                                                     458,417
  Advances from principal stockholder                                   373,573
  Private placement funds in dispute                                     42,000
                                                                     ----------
           Total current liabilities                                  1,164,981

Long-term debt, net of current portion                                   20,106
                                                                     ----------
           Total liabilities                                          1,185,087
                                                                     ----------

Contingencies

Stockholders' equity:
  Common stock, $.01 par value; 80,000,000 shares
    authorized; 14,947,215 shares outstanding                           149,473
  Additional paid-in capital                                            497,216
  Accumulated deficit                                                  (177,841)
                                                                     ----------
           Total stockholders' equity                                   468,848
                                                                     ----------

           Total                                                     $1,653,935
                                                                     ==========


See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              SIX AND THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                  Six Months Ended         Three Months Ended
                                    November 30,              November 30,
                               -----------------------   -----------------------
                                  2002         2001         2002         2001
                               ----------   ----------   ----------   ----------

Revenue                        $1,092,317   $  832,627   $  381,873   $  431,406

Cost of goods sold                696,174      562,820      284,765      239,190
                               ----------   ----------   ----------   ----------

Gross profit                      396,143      269,807       97,108      192,216

Selling, general and
  administrative expenses         376,158      382,553      188,486      177,949
                               ----------   ----------   ----------   ----------

Income (loss) from operations      19,985     (112,746)     (91,378)      14,267

Other income (expense)             (2,160)         904         (766)         763
                               ----------   ----------   ----------   ----------

Net income (loss)              $   17,825   $ (111,842)  $  (92,144)  $   15,030
                               ==========   ==========   ==========   ==========


Basic earnings (loss)
  per common share                   $ --       $ (.01)      $ (.01)        $ --
                                     ====       ======       ======         ====

Basic weighted average number
  of common shares outstanding 14,947,215   14,947,215   14,947,215   14,947,215
                               ==========   ==========   ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                            2002         2001
                                                         ---------    ---------

Operating activities:
  Net income (loss)                                      $  17,825    $(111,842)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                           13,828       12,576
    Changes in operating assets and liabilities:
      Accounts receivable                                  (75,274)      22,967
      Inventories                                         (229,889)    (100,403)
      Prepaid expenses and other current assets            (63,466)     (21,209)
      Accounts payable and accrued expenses                 21,842      114,944
      Customer deposits                                    300,200      106,155
                                                         ---------    ---------
        Net cash provided by (used in)
          operating activities                             (14,934)      23,188
                                                         ---------    ---------

Investing activities - capital expenditures                (32,479)      (8,437)
                                                         ---------    ---------

Financing activities:
  Proceeds from notes payable - bank                       136,000
  Repayments of notes payable - bank                      (124,900)
  Proceeds from long-term debt                              29,831
  Repayments of long-term debt                             (11,230)      (6,787)
  Loan payable - principal stockholder                      37,200
                                                         ---------    ---------
        Net cash provided by (used in)
          financing activities                              66,901       (6,787)
                                                         ---------    ---------

Net increase in cash and cash equivalents                   19,488        7,964
Cash and cash equivalents, beginning of period             249,646      257,524
                                                         ---------    ---------

Cash and cash equivalents, end of period                 $ 269,134    $ 265,488
                                                         =========    =========


Supplemental disclosure of cash flow information:
   Interest paid                                         $   3,320    $   1,177
                                                         =========    =========


See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of November 30, 2002, and its results of operations for the six and three months ended November 30, 2002 and 2001 and its cash flows for the six months ended November 30, 2002 and 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2002 and for the years ended May 31, 2002 and 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002.

            The consolidated results of operations for the six and three months ended November 30, 2002 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Net income (loss) per common share:

            The Company presents "basic" income (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic income (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted income per share is similar to that of basic income per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the six months ended November 30, 2002 and 2001.


Note 3 - Income taxes:

            As of November 30, 2002, the Company had net operating loss carryforwards of approximately $322,000 available to reduce future Federal taxable income which will expire at various dates through 2023. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $129,000 from the utilization of those net operating loss carryforwards and its other deferred tax assets by an equivalent valuation allowance as of November 30, 2002.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3 - Income taxes (concluded):

            The Company had also offset the potential benefits from its deferred tax assets by equivalent valuation allowances during the year ended May 31, 2002. As a result of the (decrease) increase in the valuation allowance of $(18,000) and $25,000 for the six and three months ended November 30, 2002, respectively, and the increase (decrease) in the valuation allowance of $45,000 and $(6,000) during the six and three months ended November 30, 2001, respectively, the Company did not recognize any provision or credit for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in those periods.


Note 4 - Contingencies:

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

               Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by The Banker's Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of November 30, 2002, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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



Note 4 - Contingencies (continued):

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

               As of November 30, 2002, the Company has reserved  329,500 shares
               of  common  stock   pending   possible   issuance  of  shares  in
               satisfaction of outstanding subscription agreements.

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


Note 4 - Contingencies (concluded):

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

               Although it cannot predict the outcome of the litigation described above, management does not believe that the ultimate outcome of the claims brought by the plaintiffs will not have any material adverse effect on the Company's consolidated financial statements in subsequent periods.


Note 5 - Segment information:

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

            Net sales, cost of goods sold and other related segment information follows for the six and three months ended November 30, 2002:

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5 - Segment information (concluded):

                                                   Six              Three
                                                 Months            Months
                                                  Ended             Ended
                                               November 30,      November 30,
                                                   2002              2002
                                               -----------       -----------

     Revenue:
       Banking Equipment                        $1,029,864         $349,975
       Office Equipment                             62,453           31,898
                                                ----------         --------

          Totals                                $1,092,317         $381,873
                                                ==========         ========

     Cost of goods sold:
       Banking Equipment                        $  652,567         $260,904
       Office Equipment                             43,607           23,861
                                                ----------         --------

          Totals                                $  696,174         $284,765
                                                ==========         ========

     Gross profit:
       Banking Equipment                        $  377,297         $ 89,071
       Office Equipment                             18,846            8,037
                                                ----------         --------

          Totals                                $  396,143         $ 97,108
                                                ==========         ========

      In 2001, the operations of the Office Equipment segment did not commence until the fourth quarter of the year ended May 31, 2002.



                                      * * *