Form 10QSB
period 2003-02-28
BANKERS STORE INC
filed 2003-04-14
CIK 27850

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF
    1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

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

     Common stock, par value $0.01: 14,947,215 shares outstanding as of April 14, 2003.


Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                            THE BANKER'S STORE, INC.

                                   FORM 10-QSB

                                FEBRUARY 29, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1.

     See financial statements beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The matters discussed in this management's discussion and analysis or plan of operations contain forward-looking statements that involve risks and uncertainties. Our actual results in our two operating segments could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed elsewhere in this quarterly report on Form 10-QSB. The Company disclaims, any intent or obligation to update these forward-looking statements.

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

     We may not be able to sustain revenue growth on a quarterly or annual basis and our operating results may not be consistent with predictions, if any, made by securities analysts.

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

Significant accounting estimates:

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2002 and as outlined in our previously filed Form 10-KSB have been applied consistently for the nine and three months ended February 28, 2003.

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

                  Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Store net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Store the proceeds of the shares sold. As of February 28, 2003, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

                  We may also be forced to defend ourself against actions to be brought by unknown subscribers to shares of common stock of B.G. Banking whose purchase price has never been disclosed or delivered to the Store. We are aware of one alleged purchaser who claims to have delivered funds to Taurus and whose funds were apparently not turned over to us. In the opinion of management, the Store has no liability to such purchasers and intends to vigorously defend such actions, if and when brought.

                  We have received approximately $42,000 from Taurus relating to the purchase of shares by an unknown investor in June 1999. We are holding such funds in escrow pending disposition.

                  As of February 28, 2003, we have reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the nine and three months ended February 28, 2003 and 2002:

                                            Nine Months Ended             Three Months Ended
                                                February 28,                  February 28,
                                          2003            2002               2003          2002
                                         ---------------------         ------------------------

Net sales                                100.0%          100.0%            100.0%       100.0%
Cost of goods sold                        71.2%           73.6%             81.6%        87.0%
                                         -----           -----             -----        -----

Gross profit                              28.8%           26.4%             18.4%        13.0%

Expenses                                  28.7%           45.3%             20.8%        42.7%
                                         -----           -----             -----        -----

Income
  (loss) from operations                    .1%          (18.9)%            (2.4)%      (29.7)%
Other                                      (.1)%            --%               --%          --%
                                         -----           -----             -----        -----

Net income
  (loss)                                    --%          (18.9)%             (2.4)%     (29.7)%
                                         =====           =====             ======       =====

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2002.

Revenues were approximately $1,883,000 for the nine months ended February 28, 2003 as compared to approximately $1,245,000 for the nine months ended February 28, 2002 reflecting an increase of approximately $638,000 or 51.2%. The increase in revenues during the nine months ended February 28, 2003 was caused primarily by the sale of a substantial amount of inventory to a new customer during the year. Sales to this customer approximated $410,000. In addition, there were increased sales to several banks in the area who upgraded their ATM machines during the period. Also, we commence operations in our office equipment segment which accounted for approximately $114,000 of this increase

Cost of goods sold and related expenses for the nine months ended February 28, 2003 were approximately $1,342,000 or 71.2% of net sales as compared to approximately $916,000 or 73.6% of net sales for the nine months ended February 28, 2002. Gross profit increased during the nine months ended February 28, 2003 as compared to the nine months ended February 28, 2002 primarily due to the ratio of refurbished products sold to new products sold. The sale of refurbished or used items carries a much higher gross profit than the sales of new items.

Selling, general and administrative expenses were approximately $540,000 for the nine months ended February 28, 2003 as compared to approximately $565,000 for the nine months ended February 28, 2002 reflecting a decrease of approximately $25,000 or 4.4% over the same period last year. The decrease is mainly due to a reduction in professional fees incurred relating to the litigation and SEC compliance matters during the nine months ended February 28, 2003 as compared to the nine months ended February 28, 2002.

As a result of the aforementioned, the Company's net loss during the nine months ended February 28, 2003 decreased by approximately $234,000 to approximately a net loss of $1,000 as opposed to a net loss of approximately $235,000 for the comparable prior period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2002.

         Revenues were approximately $791,000 for the three months ended February 28, 2003 as compared to approximately $413,000 for the three months ended February 28, 2002 reflecting an increase of approximately $378,000 or 91.5%. The increase in revenues during the three months ended February 28, 2003 was caused primarily by banks in the area opening new branches as well as several banks upgrading their ATM machines during the three months ended February 28, 2003. In addition, the office equipment segment which commenced operations in the fourth quarter of fiscal year 2002, had sales of approximately $52,000 during this quarter.

         Cost of goods sold and related expenses for the three months ended February 28, 2003 were approximately $645,000 or 81.6% of net sales as compared to approximately $359,000 or 87.0% of net sales for the three months ended February 28, 2002. Gross profit increased during the three months ended February 28, 2003 as compared to the three months ended February 28, 2002 primarily due to the ratio of refurbished products sold to new products sold. During this quarter we sold more refurbished products which carry a higher gross profit percentage.

         Selling, general and administrative expenses were approximately $164,000 for the three months ended February 28, 2003 as compared to approximately $176,000 for the three months ended February 28, 2002 reflecting a decrease of approximately $12,000 or 6.8% over the same period last year. The decrease is mainly due to a reduction in professional fees incurred relating to the litigation and SEC compliance matters during the period.

         As a result of the aforementioned, the Company's net loss during the three months ended February 28, 2003 decreased by approximately $104,000 to a net loss of approximately $19,000 as opposed to a net loss of approximately $123,000 for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

         We had cash and cash equivalents of $275,883 and working capital of $342,319 at February 28, 2003. During the nine months ended February 28, 2003, our cash and cash equivalents increased by $26,237. Cash and cash equivalents used in operations was $55,498 primarily due to the increase in inventory of $65,815 due to an increase in purchases for anticipated future sales, an increase in accounts receivable of $149,908 resulting from higher level of sales during the last month of the period. These fluctuations were partially offset by the increase in customer deposits of $215,373. During the nine months ended February 28, 2003, we also received net cash advances of $44,100 from our line of credit and $55,800 from our principal stockholder. We used part of these proceeds to purchase $33,215 of equipment.

         At February 28, 2003, we had a $150,000 revolving bank line of credit with borrowings that bear interest at .25% above the prime rate and are secured only by the guarantee of our principal stockholder. The line of credit expires on August 5, 2003. At February 28, 2003 and April 10, 2003, we have $72,000 and $87,000, respectively, available to us under the revolving bank line of credit.

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

                   99.1 Certification of Chief Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


b) Reports on Form 8-K

         None.

                              FINANCIAL STATEMENTS
                    THE BANKER'S STORE, INC. AND SUBSIDIARIES




                                    I N D E X

                                                                            PAGE

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED BALANCE SHEET
                FEBRUARY 28, 2003 (UNAUDITED)                                F-2

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                NINE AND THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                (UNAUDITED)                                                  F-3

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002 (UNAUDITED)     F-4

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED)                                                 F-5-F-9

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.      CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             SIGNATURES

                                      * * *

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2003

                                   (Unaudited)

                                     ASSETS

Current assets:

     Cash and cash equivalents                                       $  275,883
     Accounts receivable, net                                           229,414
     Inventories                                                        819,631
     Prepaid expenses and other current assets                           73,273
                                                                     ----------
              Total current assets                                    1,398,201

Equipment and improvements, net                                          99,170
Other assets                                                             25,894
                                                                     ----------

              Total                                                  $1,523,265
                                                                     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Notes payable - bank                                            $   78,000
     Current portion of long-term debt                                   12,911
     Accounts payable and accrued expenses                              157,208
     Customer deposits                                                  373,590
     Advances from principal stockholder                                392,173
     Private placement funds in dispute                                  42,000
                                                                     ----------
              Total current liabilities                               1,055,882

Long-term debt, net of current portion                                  17,128
                                                                     ----------
              Total liabilities                                       1,073,010
                                                                     ----------

Contingencies

Stockholders' equity:

     Common stock, $.01 par value; 80,000,000 shares
         authorized; 14,947,215 shares outstanding                      149,473
     Additional paid-in capital                                         497,216
     Accumulated deficit                                               (196,434)
                                                                     ----------
              Total stockholders' equity                                450,255
                                                                     ----------

              Total                                                  $1,523,265
                                                                     ==========


See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                                   (Unaudited)


                                          Nine Months Ended                  Three Months Ended
                                               February 28,                      February 28,
                                     -------------------------------- -----------------------------
                                         2003               2002          2003             2002
                                     -------------      ------------- -----------     -------------

Revenue                               $  1,883,218    $  1,245,225    $    790,901    $    412,598

Cost of goods sold                       1,341,668         916,074         645,494         358,936
                                      ------------    ------------    ------------    ------------

Gross profit                               541,550         329,151         145,407          53,662

Selling, general and administrative
    expenses                               540,374         564,540         164,216         176,305
                                      ------------    ------------    ------------    ------------

Income (loss) from operations                1,176        (235,389)        (18,809)       (122,643)

Other income (expense)                      (1,944)            409             216            (495)
                                      ------------    ------------    ------------    ------------

Net loss                              $       (768)   $   (234,980)   $    (18,593)   $   (123,138)
                                      ============    ============    ============    ============

Basic loss per common share           $         --    $       (.02)   $         --    $       (.01)
                                      ============    ============    ============    ============

Basic weighted average number of
    common shares outstanding           14,947,215      14,947,215      14,947,215      14,947,215
                                      ============    ============    ============    ============



See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                                   (Unaudited)



                                                                  2003           2002
                                                              -----------    ------------

Operating activities:

     Net loss                                                   $    (768)   $(234,980)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                             20,742       18,864
         Changes in operating assets and liabilities:
              Accounts receivable                                (149,908)      23,581
              Inventories                                         (65,815)      82,956
              Prepaid expenses and other current assets           (21,665)      (6,376)
              Accounts payable and accrued expenses               (53,457)      33,045
              Customer deposits                                   215,373       56,495
                                                                ---------    ---------
                  Net cash used in operating activities           (55,498)     (26,415)
                                                                ---------    ---------

Investing activities - purchase of equipment and improvements     (33,215)      (9,022)
                                                                ---------    ---------

Financing activities:

     Proceeds from notes payable - bank                           194,000
     Repayments of notes payable - bank                          (149,900)     (10,292)
     Proceeds from long-term debt                                  29,831
     Repayments of long-term debt                                 (14,781)
     Proceeds from loan payable - principal stockholder            55,800       55,801
     Short-term borrowings                                                      10,000
                                                                ---------    ---------
                  Net cash provided by financing activities       114,950       55,509
                                                                ---------    ---------

Net increase in cash and cash equivalents                          26,237       20,072
Cash and cash equivalents, beginning of period                    249,646      257,524
                                                                ---------    ---------

Cash and cash equivalents, end of period                        $ 275,883    $ 277,596
                                                                =========    =========

Supplemental disclosure of cash flow information:

     Interest paid                                              $   4,559    $   1,972
                                                                =========    =========



See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation:
               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of February 28, 2003, and its results of operations for the nine and three months ended February 28, 2003 and 2002 and its cash flows for the nine months ended February 28, 2003 and 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United
               States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2002 and for the years ended May 31, 2002 and 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002.

               The consolidated results of operations for the nine and three months ended February 28, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Net income (loss) per common share:
               The Company presents "basic" income (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic income (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted income per share is similar to that of basic income per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the nine months ended February 28, 2003 and 2002.

Note 3 - Income taxes:
               As of February 28, 2003, the Company had net operating loss carryforwards of approximately $322,000 available to reduce future Federal taxable income which will expire at various dates through 2023. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $129,000 from the utilization of those net operating loss carryforwards and its other deferred tax assets by an equivalent valuation allowance as of February 28, 2003.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Income taxes (concluded):
               The Company had also offset the potential benefits from its deferred tax assets by equivalent valuation allowances during the year ended May 31, 2002. As a result of the increase in the valuation allowance of $7,000 for the three months ended February 28, 2003, and the increase in the valuation allowance of $94,000 and $49,000 during the nine and three months ended February 28, 2002, respectively, the Company did not recognize any provision for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in those periods.

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

                  Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by The Banker's Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of February 28, 2003, Taurus has failed to turn over the balance of money, provide the names of the stock
                  subscribers   and  the  number  of  shares  of  common   stock
                  purchased.

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

                  As of February 28, 2003, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

                  Although it cannot predict the outcome of the litigation described above, management does not believe that the ultimate outcome of the claims brought by the plaintiffs will have any material adverse effect on the Company's consolidated financial statements in subsequent periods.

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

               Net  sales,   cost  of  goods  sold  and  other  related  segment
               information follows for the nine and three months ended February 28, 2003:

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Segment information (concluded):


                                                                                             Nine              Three
                                                                                           Months             Months
                                                                                            Ended              Ended
                                                                                          February           February
                                                                                          28, 2003           28, 2003
                                                                                         ----------         ----------

                         Revenue:

                            Banking Equipment                                             $1,768,854          $738,990
                            Office Equipment                                                 114,364            51,911
                                                                                          ----------          --------

                               Totals                                                     $1,883,218          $790,901
                                                                                          ==========          ========

                         Cost of goods sold:
                            Banking Equipment                                             $1,269,878          $617,311
                            Office Equipment                                                  71,790            28,183
                                                                                          ----------          --------

                               Totals                                                     $1,341,668          $645,494
                                                                                          ==========          ========

                         Gross profit:

                            Banking Equipment                                             $  498,976          $121,679
                            Office Equipment                                                  42,574            23,728
                                                                                          ----------          --------

                               Totals                                                     $  541,550          $145,407
                                                                                          ==========          ========

               The operations of the Office Equipment segment did not commence until the fourth quarter of the year ended May 31, 2002. Accordingly, segment data has not been provided for 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          THE BANKER'S STORE, INC.



                          By: /s/ Paul D. Clark
                              ----------------------------
                              Paul D. Clark,
                              President, CEO and Director
                             (Principal Executive Officer)

                          By: /s/ Albert Blankenship
                              ----------------------------
                              Albert Blankenship,
                              Chief Financial Officer and Director
                             (Principal Accounting Officer)



Date: April 14, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining "disclosure controls and procedures" for the registrant and have:

a have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

          b have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

          c have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the date;

5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and to the board of directors:

          d all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          e any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 /s/ Paul D. Clark
------------------
Paul D. Clark
President and Chief Executive Officer

April 14, 2003

                                  CERTIFICATION

I, Albert Blankenship, Chief Financial Officer and Director (Principal Accounting Officer) of the Company, hereby certify, that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining "disclosure controls and procedures" for the registrant and have:

          a have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

          b have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

          c have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the date;

5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and to the board of directors:

          a all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Albert Blankenship
-----------------------
Albert Blankenship,
Chief Financial Officer

April 14, 2003