Form 10KSB
period 2003-05-31
BANKERS STORE INC
filed 2003-08-29
CIK 27850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Fiscal Year May 31, 2003
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of August 27, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $108,663. This aggregate market value is computed by reference to the last sale price of such common equity on such date. As of August 27, 2003, number of shares outstanding of Registrant's common stock: 14,947,215 shares.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         The Banker's Store, Inc., was incorporated under the laws of the State of New York, on June 26, 1968, in the name of Inter-County Premium Advancing Corp. The corporate name was changed to Delhi Chemicals in 1976, Delhi Consolidated Industries, Inc. in 1981, Maritime Transport and Technology, Inc. in 1987, and to the present name on July 13, 2000. During the period from June, 1968 through May, 1998, we acquired and/or began to develop, and disposed of, several different businesses. In May, 1998, our company, which had no significant assets, liabilities, or operations at the time, completed the reverse acquisition of B.G. Banking Equipment, Inc., and Financial Building Equipment Exchange, Inc., which were two affiliated companies that had common ownership.

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

DISTRIBUTION METHODS OF PRODUCTS AND SERVICES.

         Sales of equipment are made directly to customers by our sales personnel, as well as representatives from related companies, and direct support from several manufacturers and distributors. The technical nature of our products requires direct contact with customers and their architects and building contractors. Most products are sold under contractual agreements on total price, terms and conditions when installation by us is required. Purchase agreements are required from customers who provide for their own installations. We currently employ two outside sales representatives who operate in Kentucky, Tennessee and bordering states and two in house sales representatives who service customers over the telephone and internet and on a walk-in basis.

COMPETITIVE CONDITIONS.

         We know of other entities presently competing for the same geographic and business markets. Some of the other entities, such as Diebold, have greater capital resources, better geographic presence, national marketing, and more experience than we have. Other entities cover similar markets but sell different manufacturers' products as a dealership, and are not quite as diversified in terms of product mix. We have an advantage in some areas in that our pre-owned, in-house refurbished steel products and warehousing, transport and installation capability give us a pricing advantage on many of the products required by banks. Many of these products seldom change in style and can be resold for less than they cost to manufacture new. We also compete by allowing customer trade-in, consignment, or repurchasing of our customers' excess equipment.

         We have not yet completed our showroom, but when and if it is complete, we expect it to give us a showplace for the latest equipment in the industry. The showroom will allow our customers compare products from manufacturers we represent and products our competitors represent. Our customers will be able to bring floor plans and we can provide brochures, schematics and layouts with complete specifications as well as pricing on all our products, including office furniture. Until we complete the showroom, prospective customers will have to visit our previous installation sites in order to view our products. We currently use the showroom space for showcasing furniture, demonstrating drive-up systems and overflow warehousing.

         From time to time, we cooperate with competitors which, like us, are independent suppliers of banking equipment in fulfilling large orders or supplying each other with pieces of equipment which may otherwise be more difficult to locate.

SOURCES AND AVAILABILITY OF PRODUCTS AND PRINCIPAL SUPPLIERS.

         Because of a large number of mergers in the past decade among banks, closing many branches, we have been able to stockpile large quantities of equipment for resale. This includes safes and vaults, vault panels, depositories, bullet resistant glass, and teller fixtures. We do not believe that a shortage of our products is likely. Because part of this business requires that we match an existing product's specifications, size, color, etc. of teller fixtures, safe deposit boxes, ATMs. We buy from several manufactures for each product we sell. We can usually match our competitors' equipment for quality and price, with new or pre-owned products purchased directly from manufacturers, distributors and specialty equipment brokers.

SIGNIFICANT CUSTOMERS.

         Our core market has been the community banks and credit unions of usually ten branches or less. One customer accounted for approximately 16%, of our revenues during the year ended May 31, 2003. However, we do not generally depend on any one customer for a significant portion of our core business and do not believe that the loss of any one customer would significantly impact our core business. The sales to this customer, although significant, was not in our core market.

INTELLECTUAL PROPERTY.

None.

NEED FOR ANY GOVERNMENTAL APPROVAL FOR PRODUCTS OR SERVICES.

None.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS.

None.

DESCRIPTION OF RESEARCH AND DEVELOPMENT ACTIVITIES OVER LAST TWO YEARS.

None.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS.

None.

EMPLOYEES

         As of August 29, 2003, we employed 21 full-time employees. Paul Clark serves as our President, and Roberta Clark as our corporate Secretary. We have 3 persons employed in sales (one of whom sells office equipment on a commission only basis), four persons in administrative capacities and one clerical worker. We also have six persons engaged in installation, and seven in service activities, in the field.


ITEM 2. DESCRIPTION OF PROPERTY

         We currently occupy approximately 32,000 square feet of office, warehouse, showroom and shop space which we lease from our President and CEO, Paul Clark pursuant to two separate leases. We pay a monthly rental of $5,000, plus applicable real estate taxes and maintenance expenses, for 23,976 square feet of office and warehouse space, which is located at 1535 Memphis Junction Road, Bowling Green, Kentucky, pursuant to a three year lease agreement dated August 1, 1998, between Paul D. Clark, our President, and the Company. This lease has been renewed for the period August 1, 2001 thru July 31, 2004 on substantially the same terms. We pay $2,200 per month, plus taxes and maintenance expenses, for the remainder of the space, primarily consisting of a showroom located at 370 Cal Batsel Road, Bowling Green, Kentucky, pursuant to a lease that terminates on August 31, 2004.


ITEM 3. LEGAL PROCEEDINGS

         On March 7, 2000, we filed an action in the Supreme Court of the State of New York, County of New York, against Stamford Financial Consulting, Inc., Taurus International Investment, Inc., George C. Bergleitner, Jr., Alexander C. Brosda and Andrew Seim, seeking an amount of not less than $1.7 million for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of defendants' books and records. The action arises out of B.G. Banking's Confidential Private Placement Memorandum dated January 31, 1998, prepared by Stamford Financial, for the sale of 3,000,000 shares of B.G. Banking common stock at $1.00 per share. On April 5, 2000, defendant George
C. Bergleitner served a counterclaim alleging that we failed to have 180,000 shares of our stock transferred without any legal endorsement, pursuant to Rule 144(k) under the Securities Exchange Act of 1934, as amended. The counterclaim seeks damages of $900,000 based upon the value of the stock at the highest amount at which it traded, which is alleged to be $5.00 per share. We believe we have meritorious defenses to the counterclaim and are defending the counterclaim with vigor.

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

         On September 26, 2001, we were named as a defendant (under the names The Bankstore, Inc. and B.G. Banking Equipment, Inc.) in an action filed in the Circuit Court of the Twelfth Judicial District, Manatee County, Florida by Taurus Venture Capital Fund, LLC and Taurus International Investments, Inc. Our president, Paul D. Clark ("Clark"),was also named as a defendant. The action alleges that The Banker's Store and Mr. Clark violated various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Alexander Brosda and Andrew Seim (allegedly as the beneficial owners for plaintiffs), for 225,000 shares of the common stock of the The Banker's Store. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, we filed a motion with Mr. Clark to dismiss the action on jurisdictional grounds. On May 30, 2002, the court issued a decision denying the motion to dismiss.

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

         On May 28, 2003, the Company and Clark filed a motion for summary judgment dismissing the complaint. Plaintiffs have not yet responded to the motion and the Company and Clark are waiting for the court to schedule a hearing on the motion.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

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

                                                         High:           Low:

For the quarter ended:      August 31, 2001              0.37            0.01
                            November 30, 2001            0.16            0.01
                            February 28, 2002            0.30            0.10
                            May 31, 2002                 0.15            0.08
                            August 31, 2002              0.15            0.08
                            November 30, 2002            0.21            0.06
                            February 28, 2003            0.16            0.07
                            May 31, 2003                 0.15            0.07

HOLDERS OF OUR SECURITIES.

         The approximate number of holders of record of our common Stock, as of August 27, 2003, was 907. This information was obtained from Continental Stock Transfer & Trust Company, our transfer agent. We did not issue any Common Stock during the fiscal year ended May 31, 2003.

DIVIDENDS.

         No dividends have been paid on our Common Stock; we do not foresee paying any dividends on our stock in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The matters discussed in this management's discussion and analysis of financial condition and results of operations contain forward-looking statements that involve risks and uncertainties. Our actual results in our two segments could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed elsewhere in this annual report on Form 10-KSB. We disclaim any intent or obligation to update these forward-looking statements.

OVERVIEW

         The Banker's Store, Inc. (the "Store") was established in 1968. It remained dormant for many years until we completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc., ("FBEE"), Kentucky corporations. We are now in the business of buying, selling, and trading both new and refurbishing of financial equipment for banks and other financial institutions. Commencing during the fourth quarter of the year ended May 31, 2002, we entered the office equipment and furniture retail business. We market products throughout the United States primarily through direct sales to financial institutions and other distributors supported by our direct sales force and soliciting new contacts through our presence on the Internet.

         We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products at competitive prices are obtained and sources of good used banking and banking related equipment and furniture available at favorable prices, market acceptance of current or new products, delays, or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, competitive pressures on average selling prices and changes in the mix of products sold.

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

SUMMARY OF SIGNIFICANT ESTIMATES AND CONTINGENCIES:

Estimates:

                  Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Inventories:

                  Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. Cost is determined by the first-in first-out method. Management monitors and periodically reviews inventory quantities and agings and, when appropriate, inventory is sold at lower than normal margins in order to reduce the levels of excess or older goods.

                  We provide for an inventory reserve of approximately $35,000 and $27,775 for the years ended May 31, 2003 and 2002, respectively.

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

                  Impairment losses on the equipment and improvements are recognized when events indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and all or a portion of such carrying value may not be recoverable. We did not recognize any impairment losses during 2003 and 2002.

Income taxes:

                  Deferred tax assets resulted from temporary differences attributable to allowance for doubtful accounts, slow-moving inventories, accrued officer salary and operating loss carryforwards. As of May 31, 2003, we had net operating loss carryforwards of approximately $167,000 available to reduce future taxable income which will expire at various dates through 2023. Due to the uncertainties related to, among other things, the changes in our ownership which, could subject those loss carryforwards to substantial annual limitation, and the extent and timing of our future taxable income, we offset the deferred tax assets attributable to the potential benefits of approximately $147,000 from the utilization of those net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance as of May 31, 2003.

Related party transactions:

                  We have entered into two operating leases with our President and principal stockholder, Paul Clark for the lease of an aggregate of 31,616 square feet of office and warehouse space located in Bowling Green, Kentucky. The leases provide for a monthly rent of $7,200 plus applicable real estate taxes and maintenance expenses. The leases expire in August and September 2004, respectively.

Contingencies:

         Private placement - B.G. Banking:

                  Prior to the Store's reverse merger with B.G. Banking and FBEE, B.G Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers of shares of B.G. Banking's common stock were offered and they received shares of common stock in the Store at a ratio of 1 share of B.G. Banking common stock to 1.5 shares of the Store's common stock. We issued 189,750 shares of our common stock in satisfaction of the subscription agreements at a value of $.67 per share.

                  Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G.Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Store, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to us net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to us the proceeds of the shares sold. As of May 31, 2003, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

                  As of May 31, 2003, we have reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

                  However, on September 26, 2001, Taurus Venture Capital Fund, LLC and Taurus filed a similar claim against the Store and our president, Paul Clark. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, the Store and our president filed a motion to dismiss or abate the action and are awaiting the scheduling by the court of a hearing on the motion. On May 30, 2002, the court issued a decision denying the motion to dismiss.

                  On August 6, 2002, we filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action pending in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of plaintiffs' books and records. We intend to continue to vigorously defend ourself against the claims of the plaintiffs and to vigorously pursue our claims against the plaintiffs. On May 28, 2003, the Store and our president filed a motion to dismiss the action and are awaiting the scheduling by the court of a hearing on the motion.

                  On March 7, 2000, we filed an action in the Supreme Court of New York against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and is seeking an accounting of Taurus' books and records. The action arises out of B.G. Banking's confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On December 14, 2000, the court granted our oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the Court granted the motion filed by the defendant and, as a result, the action has been transferred to the New York State Supreme Court, Delaware County. We are awaiting a date for a hearing on plaintiff's damages. We intend to continue to vigorously pursue our litigation against the plaintiff.


RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales:

                                                 May 31,
                                          2003            2002
                                         ------------------------

Net sales                                100.0%          100.0%
Cost of sales                             72.0%           80.1%
                                         -----           -----

Gross profit                              28.0%           19.9%

Expenses                                  27.0%           39.3%
                                         -----           -----

Income from operations                     1.0%          (19.4)%
Other                                      (.2)%            .1%
                                         -----           -----

Net income                                  .8%          (19.3)%
                                         =====           =====


RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2003 AND 2002.

Revenues were approximately $2,623,000 for the year ended May 31, 2003 as compared to approximately $1,773,000 for the year ended May 31, 2002 reflecting an increase of approximately $850,000 or 48.0%, primarily in our banking equipment segment. The increase in revenues during the year ended May 31, 2003 was caused primarily by the sale of a substantial amount of inventory to a new customer during the year. Sales to this customer approximated $450,000. In addition, several banks in the area upgraded or serviced their ATM machines during the period. These increases were offset by a decrease in our office equipment segment of approximately $39,000 to $152,000 from $191,000 for the year ended May 31, 2003.

Cost of goods sold and related expenses for the year ended May 31, 2003 were approximately $1,888,000 or 72.0% of net sales as compared to approximately $1,420,000 or 80.1% of net sales for the year ended May 31, 2002. Gross profit increased during the year ended May 31, 2003 primarily due to the ratio of refurbished products sold to new products sold. The sale of refurbished or used items carries a much higher gross profit than the sales of new items. During the year, we sold a higher percentage of refurbished equipment, which resulted in a higher gross profit margin. The gross profit margin also increased due to a 48% increase in sales during the year ended May 31, 2003. Since fixed overhead costs remained flat when compared to year ended May 31, 2002, the increase in sales resulted in higher gross profit margin. In addition, we sold inventory to the new customer described above, at a higher than historical gross profit.

Selling, general and administrative expenses were comparable between the year ended May 31, 2003 of totals of approximately $708,000 to approximately $697,000 for the year ended May 31, 2002 reflecting an increase of approximately $11,000 or 1.6%.

As a result of the aforementioned, our net income during the year ended May 31, 2003 increased by approximately $363,000 to approximately $20,000 as opposed to a net loss of approximately $343,000 ($.02 per share) for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $239,744 and working capital of $391,296 at May 31, 2003. During the year ended May 31, 2003, our cash and cash equivalents decreased by $9,902. Cash and cash equivalents used in operations was $3,843 primarily due to the increase in accounts receivable of $140,559 and the decrease in accounts payable and accrued expenses of $50,089. These changes were partially offset by the decrease in inventories of $82,126, depreciation of $33,243 and the increase in customer deposits of $33,392. During the year ended May 31, 2003, we received advances totaling $52,818 from our principal stockholder. We used part of these proceeds to purchase $33,167 of equipment and to repay $33,900 on the line of credit.

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


ITEM 7. FINANCIAL STATEMENTS

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES



                                    I N D E X
                                    ---------


                                                                            PAGE
                                                                            ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2

CONSOLIDATED:
     BALANCE SHEETS
         MAY 31, 2003 AND 2002                                              F-3

     STATEMENTS OF OPERATIONS
         YEARS ENDED MAY 31, 2003 AND 2002                                  F-4

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         YEARS ENDED MAY 31, 2003 AND 2002                                  F-5

     STATEMENTS OF CASH FLOWS
         YEARS ENDED MAY 31, 2003 AND 2002                                  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-7



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors and Stockholders
The Banker's Store, Inc.


We have audited the consolidated balance sheets of THE BANKER'S STORE, INC. AND SUBSIDIARIES as of May 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Banker's Store, Inc. and Subsidiaries as of May 31, 2003 and 2002, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





Roseland, New Jersey
July 18, 2003

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2003 AND 2002



                          ASSETS                          2003          2002
                          ------                       ----------    ----------

Current assets:
   Cash and cash equivalents                           $  239,744    $  249,646
   Accounts receivable, net of allowance for
       doubtful accounts of $5,120 and $3,373             221,812        79,506
   Inventories                                            671,690       753,816
   Prepaid expenses and other current assets               53,693        51,608
                                                       ----------    ----------
         Total current assets                           1,186,939     1,134,576

Equipment and improvements, net                            86,621        86,697
Other assets                                                7,332        25,894
                                                       ----------    ----------

         Totals                                        $1,280,892    $1,247,167
                                                       ==========    ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
   Notes payable - bank                                              $   33,900
   Current portion of long-term debt                   $   12,267        11,787
   Accounts payable and accrued expenses                  160,576       210,665
   Customer deposits                                      191,609       158,217
   Advances from principal stockholder                    389,191       336,373
   Private placement funds in dispute                      42,000        42,000
                                                       ----------    ----------
         Total current liabilities                        795,643       792,942

Long-term debt, net of current portion                     13,932         3,202
                                                       ----------    ----------
         Total liabilities                                809,575       796,144
                                                       ----------    ----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 80,000,000
       shares authorized; 14,947,215 shares
       issued and outstanding                             149,473       149,473
   Additional paid-in capital                             497,216       497,216
   Accumulated deficit                                   (175,372)     (195,666)
                                                       ----------    ----------
         Total stockholders' equity                       471,317       451,023
                                                       ----------    ----------

         Totals                                        $1,280,892    $1,247,167
                                                       ==========    ==========


See Notes to Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 2003 AND 2002


                                                          2003          2002
                                                       ----------    ----------

Revenue                                                $2,622,516    $1,772,553

Cost of goods sold                                      1,887,785     1,420,264
                                                       ----------    ----------

Gross profit                                              734,731       352,289

Selling, general and administrative expenses              708,050       697,165
                                                       ----------    ----------

Income (loss) from operations                              26,681      (344,876)
                                                       ----------    ----------

Other income (expense):
     Interest and other income                              1,966         5,296
     Interest expense                                      (8,353)       (3,190)
                                                       ----------    ----------
         Totals                                            (6,387)        2,106
                                                       ----------    ----------

Net income (loss)                                      $   20,294    $ (342,770)
                                                       ==========    ==========

Basic earnings (loss) per common share                 $       --    $     (.02)
                                                       ==========    ==========

Weighted average number of common
     shares outstanding                                14,947,215    14,947,215
                                                       ==========    ==========


See Notes to Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2003 AND 2002


                                                           Retained
                                                           Earnings
                             Common Stock      Additional   (Accum-
                        ---------------------    Paid-in     ulated
                          Shares      Amount     Capital    Deficit)     Total
                        ----------   --------   --------   ---------   --------

Balance, June 1, 2001   14,947,215   $149,473   $497,216   $ 147,104   $793,793
Net loss                                                    (342,770)  (342,770)
                        ----------   --------   --------   ---------   --------
Balance, May 31, 2002   14,947,215    149,473    497,216    (195,666)   451,023
Net income                                                    20,294     20,294
                        ----------   --------   --------   ---------   --------
Balance, May 31, 2003   14,947,215   $149,473   $497,216   $(175,372)  $471,317
                        ==========   ========   ========   =========   ========


See Notes to Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2003 AND 2002

                                                            2003         2002
                                                         ---------    ---------
Operating activities:
  Net income (loss)                                      $  20,294    $(342,770)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
    Depreciation and amortization                           33,243       27,983
    Provision for doubtful accounts                         (1,747)
    Changes in operating assets and liabilities:
      Accounts receivable                                 (140,559)      78,174
      Inventories                                           82,126        9,825
      Prepaid expenses and other current assets             (2,085)     (24,565)
      Other assets                                          21,582
      Accounts payable and accrued expenses                (50,089)     123,754
      Customer deposits                                     33,392       54,336
                                                         ---------    ---------
        Net cash used in operating activities               (3,843)     (73,263)
                                                         ---------    ---------

Investing activities:
  Capital expenditures                                     (33,167)     (15,822)
  Increase in cash surrender value of officer's
    life insurance                                          (3,020)     (18,563)
                                                         ---------    ---------
        Net cash used in investing activities              (36,187)     (34,385)
                                                         ---------    ---------

Financing activities:
  Proceeds from notes payable - bank                       194,000       33,900
  Repayment of notes payable - bank                       (227,900)
  Principal payments on long-term debt                     (18,618)     (25,331)
  Proceeds from long-term debt                              29,828       10,000
  Loan payable - principal stockholder                      52,818       81,201
                                                         ---------    ---------
        Net cash provided by financing activities           30,128       99,770
                                                         ---------    ---------

Net decrease in cash and cash equivalents                   (9,902)      (7,878)

Cash and cash equivalents, beginning of year               249,646      257,524
                                                         ---------    ---------

Cash and cash equivalents, end of year                   $ 239,744    $ 249,646
                                                         =========    =========

Supplemental disclosure of cash flow information:
  Interest paid                                          $   8,353    $   3,190
                                                         =========    =========

  Income taxes paid                                                    $ 11,287
                                                                      =========

Supplemental disclosure of noncash investing
  and financing activities:
  Property and equipment financed through debt                        $   6,800
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

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies
         (concluded):

           Net earnings (loss) per share:

             The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The
             Company did not have any potentially dilutive common shares outstanding during the years ended May 31, 2003 and 2002.

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


Note 2 - Equipment and improvements:

           Equipment and improvements consist of the following:

                                                Range of
                                               Estimated
                                              Useful Lives     2003       2002
                                             -------------   --------   --------
             Machinery and equipment         3 to 10 years   $169,487   $169,487
             Transportation equipment        5 years          239,648    207,984
             Computer equipment              5 years           16,983     16,983
             Furniture and fixtures          5 years           36,653     35,150
             Leasehold improvements          3 years           26,851     26,851
                                                             --------   --------
                    Totals                                    489,622    456,455

             Less accumulated depreciation
               and amortization                               403,001    369,758
                                                             --------   --------

                    Totals                                   $ 86,621   $ 86,697
                                                             ========   ========

           Depreciation and amortization amounted to $33,243 and $27,983 for the years ended May 31, 2003 and 2002, respectively.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Notes payable - bank:

           The Company has a $150,000 revolving line of credit with borrowings bearing interest at .25% above the prime rate and guaranteed by the Company's principal stockholder. The line of credit expires on August 5, 2003 and the Company is currently negotiating a renewal of the line of credit.


Note 4 - Long-term debt:

           Long-term   debt   consists   of  the   following   notes  which  are
           collateralized by transportation equipment:

                                                              2003         2002
                                                            -------      -------
             Equipment obligations bearing interest
               at 15.3% collateralized by the
               underlying equipment and matures
               in 2005                                      $ 3,201      $ 5,357

             8.25% notes, payable in monthly installments
               of $336, including interest and maturing
               July 2005                                      7,979

             7% notes, payable in monthly installments
               of $357, including interest and maturing
               October 2005                                   9,487

             8% notes, payable in monthly installments
               of $239, including interest and maturing
               in June 2005                                   5,532

             9% notes, payable in monthly installments
               of $642, including interest and maturing
               in March 2003                                               6,132

             10.5% notes, payable in monthly installments
               of $306, including interest and maturing
               in May 2003                                                 3,500
                                                            -------      -------
               Totals                                        26,199       14,989

             Less current portion                            12,267       11,787
                                                            -------      -------

             Long-term portion                              $13,932      $ 3,202
                                                            =======      =======

           Principal amounts due under the above obligations in each of the years subsequent to May 31, 2003 are $12,267 in 2004, $11,225 in 2005
           and $2,707 in 2006.


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

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Income taxes (concluded):

           The provision for income taxes differs from the amounts computed using the Federal statutory rate of 34% as a result of the following:

                                                                 2003      2002
                                                                ------    ------

              Expected provision at Federal statutory rate        34%       (34)
              Effect of state taxes, net of Federal
                income tax effect                                  6         (6)
              Utilization of net operating loss                  (40)
              Increase in valuation allowance for net
                deferred tax assets                                          40
                                                                ------    ------
                        Effective tax rate                        --%        --%
                                                                ======    ======

           Deferred tax assets resulted from temporary differences attributable to depreciation, allowance for doubtful accounts and slow-moving inventories, accrued officer salaries and operating loss carryforwards. As of May 31, 2003, the Company had net operating loss carryforwards of approximately $167,000 available to reduce future Federal taxable income which will expire at various dates through 2023. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitation, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $147,000 from the utilization of those net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance as of May 31, 2003. Significant components of the Company's deferred tax assets as of May 31, 2003 and 2002 are as follows:

                                                          2003           2002
                                                       ---------      ---------
              Deferred tax assets:
                Net operating loss carryforwards       $  63,000      $ 135,000
                Accrued officer salary                    69,000
                Inventory reserve                         13,000         10,000
                Other                                      2,000          2,000
                                                       ---------      ---------
                                                         147,000        147,000
              Valuation allowance for deferred
                tax assets                              (147,000)      (147,000)
                                                       ---------      ---------
              Deferred tax assets                      $      --      $      --
                                                       =========      =========


Note 7 - Related party transactions:

           Rent:

             The Company has entered into two operating leases with its President and principal stockholder for the lease of an aggregate of 31,616 square feet of office and warehouse space located in Bowling Green, Kentucky. The leases provide for a monthly rent of $7,200 plus applicable real estate taxes and maintenance expenses. The leases expire in August and September 2004, respectively.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Related party transactions (concluded):

           Rent (concluded):

             The Company is obligated to its President and principal stockholder for rent under the aforementioned leases in years subsequent to May 31, 2003 as follows: $86,000 in 2004 and $18,800 in 2005.

             Related rent expense amounted to $86,789 and $86,558 for the years ended May 31, 2003 and 2002, respectively.


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

             Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of May 31, 2003, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

             As of May 31, 2003, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

             On August 6, 2002, the Company and the President filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action pending in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion of unjust enrichment, and seeking an accounting of plaintiffs' books and records. The Company believes that they have meritorious defenses and intends to vigorously defend the action. On May 28, 2003, the Company and its president filed a motion to dismiss the action and are awaiting the scheduling by the court of a hearing on the motion.

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

           Concentrations of credit risk:

             Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. The Company's cash balances with financial institutions, at times, may exceed Federal Deposit Insurance Corporation insured limits. At May 31, 2003, the Company has cash and cash equivalent balances that exceed Federally insured limits in the amount of approximately $56,000.

             The Company closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations.

             In the year ended May 31, 2003, one customer accounted for approximately 16% of total sales.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Fair value of financial instruments:

           The Company's material financial instruments at May 31, 2003 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable and accounts payable, advances from principal stockholder and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair value because of their liquidity and/or their short-term maturities; (ii) long-term debt were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics and (iii) although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from the principal stockholder, because of the relationship of the Company and its stockholders, it believes that these advances will be repaid on a short-term basis and, accordingly, the carrying value of the advances approximates fair value.


Note 10 - Segment information:

           The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales, cost of goods sold, gross margins and inventories in the same format reviewed by the Company's management (the "management approach"). The Company has two reporting segments: "Banking Equipment" and "Office
           Equipment"  The  Banking   Equipment  segment  is  comprised  of  the
           operations connected with the buying, selling, trading of new and refurbished financial equipment for banks and other financial institutions. The Office Equipment segment is comprised of buying and selling office equipment and supplies.

             Net sales, cost of sales and other related segment information follows:

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Segment information (concluded):

                                                      2003               2002
                                                   ----------         ----------

            Revenue:
                Banking Equipment                  $2,470,846         $1,582,027
                Office Equipment                      151,670            190,526
                                                   ----------         ----------
                      Totals                        2,622,516          1,772,553
                                                   ----------         ----------

            Cost of goods sold:
                Banking Equipment                   1,780,745          1,278,903
                Office Equipment                      107,040            141,361
                                                   ----------         ----------
                      Totals                        1,887,785          1,420,264
                                                   ----------         ----------

            Gross profit:
                Banking Equipment                     690,101            303,124
                Office Equipment                       44,630             49,165
                                                   ----------         ----------
                      Totals                          734,731            352,289
                                                   ----------         ----------

            Segment assets:
                Inventories:
                   Banking Equipment                  670,819            751,022
                   Office Equipment                       871              2,794
                                                   ----------         ----------
                      Totals                          671,690            753,816

                Other assets                          609,202            493,351
                                                   ----------         ----------

                      Total assets                 $1,280,892         $1,247,167
                                                   ==========         ==========


                                      * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 8A.  CONTROLS AND PROCEDURES

         As of May 31, 2003, Paul Clark, our President and Chief Executive Officer and Albert Blankenship, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission. Based on this evaluation, Messrs. Clark and Blankenship concluded that, as of May 31, 2003, the Company's disclosure controls and procedures were effective.

          There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         All information presented in this Item is as of August 5, 2003. The following table and notes thereto lists: (1) the names and ages of all directors and executive officers of the Company; (2) the positions and offices that each person holds with the Company; (3) the term of office as a director and/or executive officer, and the period during which the person has served as a director and/or executive officer; and (4) any arrangement or understanding between the director and/or executive officer and any other person, pursuant to which they are, or are to be, selected as a director and/or executive officer*.

NAME                    AGE     POSITION
----                    ---     --------
Paul D. Clark**         60      President, Director, and Chief Executive Officer
Roberta Clark**         58      Secretary and Director
Albert Blankenship      70      Chief Financial Officer and Director

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

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                 YEAR           ANNUAL COMPENSATION
---------------------------                 ----           -------------------
Paul D. Clark,                              2003           $126,500
                                            2002           $75,600
President                                   2001           $51,600


Mr. Clark's annual contract was for $78,000 in 2001, $126,500 in 2002 and $126,500 in 2003. The balance not paid in cash is deferred into a note payable to Mr. Clark. No other executive officer was compensated in excess of $100,000 for the past three (3) fiscal years. As of June 1, 2003, Mr. Clark's salary was reduced to $78,000.

DIRECTORS' COMPENSATION

         The directors have not received any compensation for their services. We have adopted, through attrition, the plan B.G. Banking Equipment has had in place for approximately 7 years that provides an annuity and life insurance as part of profit sharing. There is also a group health insurance policy of which 2/3 of the cost is paid for by the Banker's Store.

EMPLOYMENT   CONTRACTS,   TERMINATION   OF  EMPLOYMENT   AND   CHANGE-IN-CONTROL
ARRANGEMENTS

         On February 1, 1998, we entered into an employment  agreement with Paul
D. Clark, in which we employed Mr. Clark for a successive three-year term. The agreement provides for an initial base salary of $78,000 per year, and further provides for family health insurance, a $100,000 whole life insurance plan, 15 vacation days and five (5) personal days. Mr. Clark's Employment Agreement is terminable upon the occurrence of anyone of the following: (1) employee's death,
(2) our failure, as evidenced by filing under the Bankruptcy Act for liquidation, or the making of an assignment for the benefit of creditors; or (3) a material breach of the agreement executed. This agreement was subsequently extended on a year-to-year basis, effective February 1, 2001, on substantially the same terms. Mr. Clark's current salary under the agreement is $126,500.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the ownership of our securities as of August 25, 2003, by our officers and directors and by any person who is known to us to be the beneficial owner of more than 5% of our common stock, $.01 par value per share:

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We presently occupy approximately 32,000 square feet of office and warehouse space located in Bowling Green, Kentucky, for an aggregate monthly rental of $7,200, pursuant to lease agreements with our President, Paul D. Clark, as owner of the property. Related rent expense amounted to $86,789 and $86,558 for the fiscal years ended May 31, 2003 and 2002, respectively.

         The Banker's Store owed Mr. Clark an aggregate sum of $389,191 as of May 31, 2003. This amount consisted primarily of inventory purchased from Mr. Clark in May 1999, and compensation accrued but not paid.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

3.2      Articles of Incorporation  of Financial  Building  Equipment  Exchange,
         Inc. (1)

3.3      Articles of Incorporation as amended of BG Banking Equipment, Inc. (1)

3.4      Bylaws of The Banker's Store, Inc. (1)

4.1      Specimen Common Stock Certificate. (2)

10.1 Business Lease, dated August 1, 1998, by and between Paul D. Clark and Maritime Transport and Technology, Inc. (dba The Bank Store and dba BG Banking Equipment, Inc.)(2)

10.2 Employment Agreement, dated February 1, 1998, by and between Maritime Transport & Technology, Inc. (dba The Bank Store and dba BG Banking Equipment, Inc.) and Paul Clark. (2)

21.1     Subsidiaries of the Company. (1)

31.1     Certification Pursuant to Rule 13a-14(a) of Paul Clark

31.2     Certification Pursuant to Rule 13a-14(a) of Albert Blankenship

32.1     Certification of Paul Clark

32.2     Certification of Albert Blankenship

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


                                            The Banker's Store, Inc.
                                            By: /s/ PAUL D. CLARK
                                                ------------------------------
                                                Paul D. Clark President, CEO &
                                                Director

Dated: August 29, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL D. CLARK                                        Dated: August 29, 2003
-------------------------------
Paul D. Clark President, CEO &
Director

/s/ ROBERTA CLARK                                        Dated: August 29, 2003
-------------------------------
Roberta Clark Secretary & Director


/s/ ALBERT BLANKENSHIP                                   Dated: August 29, 2003
-------------------------------
Albert Blankenship,
Chief Financial Officer and Director
(Principal Accounting and Financial Officer)