Form 10QSB
period 2003-08-31
BANKERS STORE INC
filed 2003-10-20
CIK 27850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ____



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $0.001, 14,947,215 shares outstanding as of October 17, 2003.

                            THE BANKER'S STORE, INC.

                                   FORM 10-QSB

                                 AUGUST 31, 2003

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      See financial statements beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

OVERVIEW

The Banker's Store, Inc. ("Store") was established in 1968. It remained dormant for many years until it completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc., ("FBEE"). We are now in the business of buying, selling, refurbishing and trading new and refurbished financial equipment for banks and other financial institutions. Commencing during the fourth quarter of the year ended May 31, 2002, we entered the office equipment and furniture retail business. We market products throughout the United States primarily through direct sales to financial institutions and other distributors supported by our direct sales force and soliciting new contacts through our presence on the Internet.

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

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY
TRANSACTIONS AND CONTINGENCIES:

Significant accounting estimates:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2003 and as outlined in our previously filed Form 10-KSB have been applied consistently for the three months ended August 31, 2003.

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

         Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Store net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Store the proceeds of the shares sold. As of August 31, 2003, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

         As of August 31, 2003, we have reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

         However, on September 26, 2001, Taurus Venture Capital Fund, LLC and Taurus filed a similar claim against the Store and our President, Paul Clark. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, the Company and its president filed a motion to discuss or abate the action and are awaiting the scheduling by the court of a hearing on the motion. On May 30, 2002, the court issued a decision denying the motion to dismiss.

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

         On March 7, 2000, we filed an action in the Supreme Court of New York, County of New York, against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and seeking an accounting of Taurus' books and records. The action arises out of B.G. Banking's confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On November 15, 2000 a motion filed by Taurus counsel to be relieved as counsel was granted. On December 14, 2000, the court granted our oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the Court granted the motion filed by the defendant and, as a result, the action has been transferred to the New York State Supreme Court, Delaware County. The Company is awaiting a date for a hearing on its claim against the plaintiff for damages. The Company intends to continue to litigate this action.

         Although we cannot predict the outcome of the litigation described above, we do not believe that the ultimate outcome will have any material adverse effect on our consolidated financial statements in subsequent periods.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the three months ended August 31, 2003:

                                                   Three months ended
                                                       August 31,
                                                   2003           2002
                                                -------------------------

Revenue                                           100.0%         100.0%
Cost of goods sold                                 80.5%          55.9%
                                                  -----          -----

Gross profit                                       19.5%          44.1%

Selling, general and
administrative expenses                            20.4%          26.4%
                                                  -----          -----

Income (loss) from operations                      (.9)%          17.7%
Other income (expense)                               .2%          (.2)%
                                                  -----          -----

Net income (loss)                                  (.7)%          17.5%
                                                  =====          =====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2002.

Revenues were approximately $706,000 for the three months ended August 31, 2003 as compared to approximately $710,000 for the three months ended August 31, 2002 reflecting a decrease of approximately $4,000 or .6%. The decrease in revenues during the three months ended August 31, 2003 was caused primarily by decrease in revenue from our Banking equipment segment by approximately $65,000 or 9.7%. This decrease in sales during the three months ended August 31, 2003 was caused primarily by the low interest rate environment which has negatively impacted the earnings of financial institutions. Therefore, financial institutions have reduced their spending on new construction and are focusing instead on small remodeling projects, upgrading of ATMs, drive up systems and other new technologies. This trend by the financial institution will probably continue for the next quarter. The decrease in Banking equipment sales was partly offset by increase in Office equipment sales by approximately $61,000 or 200.2%. The increase in Office equipment revenue was primarily due to substantial amount of office furniture sales to an old customer since he was undertaking remodeling work. Sales to this customer approximated $30,000.

Cost of goods sold and related expenses for the three months ended August 31, 2003 were approximately $568,000 or 80.5% of net sales as compared to approximately $397,000 or 55.9% of net sales for the three months ended August 31, 2002. Gross profit decreased during the three months ended August 31, 2003 as compared to the three months ended August 31, 2002 primarily due to the ratio of refurbished products sold to new products sold. During this quarter we sold less refurbished products which carry a higher gross profit percentage.

Selling, general and administrative expenses were approximately $144,000 for the three months ended August 31, 2003 as compared to approximately $188,000 for the three months ended August 31, 2002 reflecting a decrease of approximately $44,000 or 23.4% over the same period last year. The decrease is mainly due to a reduction in general professional fees incurred relating to the litigation during the period.

As a result of the aforementioned, the Company incurred a net loss during the three months ended August 31, 2003 of approximately $5,000 as opposed to a earning approximately $125,000 for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $262,409 and working capital of $375,236 at August 31, 2003. During the three months ended August 31, 2003, our cash and cash equivalents increased by $22,665. Cash and cash equivalents generated from operations was $33,675 primarily due an increase in accounts payable and accrued expenses of $41,733 and customer deposits of $77,616. This increase was used to increase inventory by $55,235 in anticipation of future sales and an increase in accounts receivable of $39,807 resulting from higher level of sales during the last month of the period. During the three months ended August 31, 2003, we also received net cash advances of $6,600 from our principal stockholder. We used part of these proceeds to purchase $15,247 of equipment and make principal payments on long term debt of $2,363.

We are evaluating various alternatives in addressing our future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and the purchase of additional property to build a new or additional office and warehousing facility. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy. We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities and facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.



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

         b) Reports on Form 8-K

                  None.

                              FINANCIAL STATEMENTS




                    THE BANKER'S STORE, INC. AND SUBSIDIARIES




                                    I N D E X

                                                                            PAGE

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED BALANCE SHEET
                AUGUST 31, 2003 (UNAUDITED)                                  F-2

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED AUGUST 31, 2003 AND 2002 (UNAUDITED)      F-3

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED AUGUST 31, 2003 AND 2002 (UNAUDITED)      F-4

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED)                                               F-5 - F-9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           SIGNATURES



                                      * * *

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2003
                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash and cash equivalents                                       $  262,409
     Accounts receivable, net                                           261,619
     Inventories                                                        726,925
     Prepaid expenses and other current assets                           46,754
                                                                     ----------
              Total current assets                                    1,297,707

Equipment and improvements, net                                          93,820
Other assets                                                              8,332
                                                                     ----------

              Total                                                  $1,399,859
                                                                     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                               $   13,146
     Accounts payable and accrued expenses                              202,309
     Customer deposits                                                  269,225
     Advances from principal stockholder                                395,791
     Private placement funds in dispute                                  42,000
                                                                     ----------
              Total current liabilities                                 922,471

Long-term debt, net of current portion                                   10,690
                                                                     ----------
              Total liabilities                                         933,161
                                                                     ----------

Contingencies

Stockholders' equity:
     Common stock, $.01 par value; 80,000,000 shares
         authorized; 14,947,215 shares outstanding                      149,473
     Additional paid-in capital                                         497,216
     Accumulated deficit                                               (179,991)
                                                                     ----------
              Total stockholders' equity                                466,698
                                                                     ----------

              Total                                                  $1,399,859
                                                                     ==========





See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Unaudited)

                                                                       2003             2002
                                                                     --------         --------
Revenue                                                              $705,896         $710,444

Cost of goods sold                                                    567,954          396,825
                                                                     --------         --------

Gross profit                                                          137,942          313,619

Selling, general and administrative expenses                          143,656          187,672
                                                                     --------         --------

Income (loss) from operations                                          (5,714)         125,947
                                                                     --------         --------

Other income (expense):
    Interest and other income                                           1,644              196
    Interest expense                                                     (549)          (1,590)
                                                                     --------         --------
       Totals                                                           1,095           (1,394)
                                                                     --------         --------

Net income (loss)                                                    $ (4,619)        $124,553
                                                                     ========         ========

Basic earnings (loss) per common share                               $   ( - )        $    .01
                                                                     ========         ========

Basic weighted average number of common shares outstanding         14,947,215       14,947,215
                                                                   ==========       ==========






See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (Unaudited)

                                                                                     2003            2002
                                                                                  ----------      ----------
Operating activities:
     Net income (loss)                                                            $   (4,619)       $124,553
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                                 8,048           6,903
         Changes in operating assets and liabilities:
              Accounts receivable                                                    (39,807)       (302,478)
              Inventories                                                            (55,235)         41,093
              Prepaid expenses and other current assets                                6,939          (7,188)
              Other assets                                                            (1,000)
              Accounts payable and accrued expenses                                   41,733         (55,849)
              Customer deposits                                                       77,616          73,345
                                                                                  ----------      ----------
                      Net cash provided by (used in) operating activities             33,675        (119,621)
                                                                                  ----------       ---------

Investing activities - capital expenditures                                          (15,247)        (21,256)
                                                                                  ----------      ----------

Financing activities:
     Proceeds from notes payable - bank                                                               91,000
     Principal payments on long-term debt                                             (2,363)         (3,769)
     Proceeds from long-term debt                                                                     18,238
     Loan payable - principal stockholder                                              6,600          18,600
                                                                                  ----------      ----------
                      Net cash provided by financing activities                        4,237         124,069
                                                                                  ----------      ----------

Net increase (decrease) in cash and cash equivalents                                  22,665         (16,808)
Cash and cash equivalents, beginning of period                                       239,744         249,646
                                                                                  ----------      ----------

Cash and cash equivalents, end of period                                          $  262,409      $  232,838
                                                                                  ==========      ==========


Supplemental disclosure of cash flow information:
     Interest paid                                                                $      549      $    1,590
                                                                                  ==========      ==========







See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation:

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of August 31, 2003, and the Company's results of operations and cash flows for the three months ended August 31, 2003 and 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United
               States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2003 and for the years ended May 31, 2003 and 2002 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2003.

               The consolidated results of operations for the three months ended August 31, 2003 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Earnings (loss) per common share:

               The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding at August 31, 2003 or 2002.


Note 3 - Income taxes:

               As of August 31, 2003, the Company had net operating loss carryforwards of approximately $167,000 available to reduce future Federal taxable income which will expire at various dates through 2023. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $150,000 from the utilization of those net operating loss carryforwards and its other deferred tax assets by an equivalent valuation allowance as of August 31, 2003.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Income taxes (concluded):

               The Company had also offset the potential benefits from its deferred tax assets by equivalent valuation allowances during the year ended May 31, 2003. As a result of the increase in the valuation allowance of $3,000 and the decrease in the valuation allowance of $43,000 during the three months ended August 31, 2003 and 2002, respectively, the Company did not recognize any income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in those periods.


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

                 Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by The Banker's Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of August 31, 2003, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

                 As of August 31, 2003, the Company has reserved  329,500 shares
                 of  common  stock  pending  possible   issuance  of  shares  in
                 satisfaction of outstanding subscription agreements.

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

                 On August 6, 2002, the Company and the President filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action pending in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion of unjust enrichment, and seeking an accounting of plaintiff's books and records. The Company believes that they have meritorious defenses and intends to vigorously defend the action. On May 28, 2003, the Company and its president filed a motion to dismiss the action and are awaiting the scheduling by the court of a hearing on the motion.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Contingencies (concluded):

               Litigation (concluded):

                 On March 7, 2000, the Company filed an action in the Supreme Court of New York, County of New York, against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and seeking an accounting of Taurus' books and records. The action arises out of B.G. Banking's confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On November 15, 2000, a motion filed by Taurus' counsel to be relieved as counsel was granted. On December 14, 2000, the court granted the Company's oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the Court granted a motion filed by the defendant and, as a result, the action has been transferred to the New York State Supreme Court, Delaware County. The Company is awaiting a date for a hearing on its claim against the plaintiff for damages. The Company intends to continue to litigate this action.

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

               Net sales, cost of sales and other related segment information follows as of August 31, 2003 and for the three months ended August 31, 2003 and 2002:

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Segment information (concluded):

                                                August           August
                                               31, 2003         31, 2002
                                              ----------      -----------

         Revenue:
             Banking Equipment                $  614,171      $   679,889
             Office Equipment                     91,725           30,555
                                              ----------      -----------

                   Totals                     $  705,896      $   710,444
                                              ==========      ===========

         Cost of goods sold:
             Banking Equipment                $  506,838      $   377,079
             Office Equipment                     61,116           19,746
                                              ----------      -----------

                   Totals                     $  567,954      $   396,825
                                              ==========      ===========

         Gross profit:
             Banking Equipment                $  107,333      $   302,810
             Office Equipment                     30,609           10,809
                                              ----------      -----------

                   Totals                     $  137,942      $   313,619
                                              ==========      ===========

         Segment assets:
             Inventories:
                Banking Equipment             $  720,522
                Office Equipment                   6,403
                                              ----------
                   Totals                        726,925

             Other assets                        672,934
                                              ----------

                   Total assets               $1,399,859
                                              ==========



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




                 THE BANKER'S STORE, INC.




         By: /s/ PAUL D. CLARK
             ------------------------------

                 Paul D. Clark,

                 President, CEO and Director

                 (Principal Executive Officer)



         By: /s/ ALBERT BLANKENSHIP
             ------------------------------

                 Albert Blankenship,

                 Chief Financial Officer and Director

                 (Principal Accounting Officer)



Date: October 20, 2003