Form 10QSB
period 2003-11-30
BANKERS STORE INC
filed 2004-01-20
CIK 27850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

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

     Common stock, par value $0.001, 14,947,215 shares outstanding as of January 20, 2004.

                            THE BANKER'S STORE, INC.

                                   FORM 10-QSB

                                NOVEMBER 30, 2003

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RELATED PARTY TRANSACTIONS AND
CONTINGENCIES:

Significant accounting estimates:

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimated under different assumptions or conditions. The accounting estimates used as of May 31, 2003 and as outlined in our previously filed form 10-KSB have been applied consistently for the six and three months ended November 30, 2003.

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

     On September 20, 2002, Paul Clark purchased an additional building in Bowling Green, Kentucky for $225,000, which we are currently using as warehouse space, and leasing from him under a month-to-month lease for $2,200 per month.

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

        Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of

        304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Store net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Store the proceeds of the shares sold. As of November 30, 2003, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

        As of November 30, 2003, we have reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

        On March 7, 2000, we filed an action in the Supreme Court of New York, County of New York, against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and seeking an accounting of Taurus' books and records. The action arises out of B.G. Banking's confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action, which the court denied on October 5, 2000. On November 15, 2000 a motion filed by Taurus counsel to be relieved as counsel was granted. On December 14, 2000, the court granted our oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the Court granted the motion filed by the defendant and, as a result, the action has been transferred to the New York State Supreme Court, Delaware County. We are awaiting a date for a hearing on plaintiff's damages. We intend to continue to vigorously pursue our litigation against the plaintiff.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the six and three months ended November 30, 2003 and 2003:

                                       Six Months Ended      Three Months Ended
                                          November 30,          November 30,
                                        2003       2002       2003       2002
                                       ----------------      ----------------

Net sales                              100.0%     100.0%     100.0%     100.0%
Cost of sales                           72.7%      63.7%      63.5%      74.6%
                                       -----      -----      -----      -----
Gross profit                            27.3%      36.3%      36.5%      25.4%
Expenses                                24.1%      34.4%      28.6%      49.4%
                                       -----      -----      -----      -----
Income(loss) from operations             3.2%       1.8%       7.9%     (24.0)%
Other                                    (.2)%      (.2)%      (.7)%      (.2)%
                                       -----      -----      -----      -----

Net income(loss)                         3.0%       1.6%       7.2%     (24.2)%
                                       =====      =====      =====      =====

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2002.

REVENUES:

Revenues were approximately $1,299,000 for the six months ended November 30, 2003 as compared to approximately $1,092,000 for the six months ended November 30, 2002 reflecting an increase of approximately $207,000 or 19.0%. The increase in revenues during the six months ended November 30, 2003 was caused primarily by the increase in financial institution expenditures as economic conditions in the industry are beginning to turn around.

COST OF GOODS SOLD:

Cost of goods sold and related expenses for the six months ended November 30, 2003 were approximately $945,000 or 72.7% of net sales as compared to approximately $696,000 or 63.7% of net sales for the six months ended November 30, 2002. Gross profit decreased during the six months ended November 30, 2003 as compared to the six months ended November 30, 2002 primarily due to the ratio of refurbished products sold as compared to new products sold. The sale of refurbished or used items carries a much higher gross profit than the sales of new items. During the six months ended November 30, 2003, the Company sold a larger ratio of new products as compared to the six months ended November 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were approximately $313,000 for the six months ended November 30, 2003 as compared to approximately $376,000 for the six months ended November 30, 2002 reflecting a decrease of approximately $63,000 or 16.8% over the same period last year. The decrease is mainly due to a reduction in professional fees incurred relating to the litigation and SEC compliance matters during the six months ended November 30, 2003 as compared to the six months ended November 30, 2002.

NET INCOME (LOSS):

As a result of the  aforementioned,  the  Company's  net  income  during the six months ended November 30, 2003 increased by approximately $20,000 to approximately $38,000 as opposed to net income of approximately $18,000 for the comparable prior period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2002.

REVENUES:

Revenues were approximately $593,000 for the three months ended November 30, 2003 as compared to approximately $382,000 for the three months ended November 30, 2002 reflecting an increase of approximately $211,000 or 55.2%. The increase in revenues during the three months ended November 30, 2003 was caused primarily by increase in expenditures by financial institutions as economic conditions in the industry have begun to turn around.

COST OF GOODS SOLD:

Cost of goods sold and related expenses for the three months ended November 30, 2003 were approximately $377,000 or 63.5% of net sales as compared to approximately $285,000 or 74.6% of net sales for the three months ended November 30, 2002. Gross profit increased during the three months ended November 30, 2003 as compared to the three months ended November 30, 2002 primarily due to the ratio of refurbished products sold to new products sold. During this quarter we sold more used products, which carry a higher gross profit percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were approximately $170,000 for the three months ended November 30, 2003 as compared to approximately $188,000 for the three months ended November 30, 2002 reflecting a decrease of approximately $18,000 or 9.6% over the same period last year. The decrease is mainly due to a reduction in professional fees incurred relating to the litigation matters during the three months ended November 30, 2003 as compared to the three months ended November 30, 2002.

NET INCOME:

As a result of the aforementioned, the Company's net income (loss) during the three months ended November 30, 2003 increased by approximately $135,000 to a net income of approximately $43,000 as opposed to a net loss of approximately $92,000 for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $210,842 and working capital of $419,838 at November 30, 2003. During the six months ended November 30, 2003, our cash and cash equivalents decreased by $28,902. Cash and cash equivalents used in operations was $21,573 primarily due to the increase in inventory of $48,477 in anticipation of an increased level of sales in the next quarter, an increase in accounts receivable of $21,241 and a decrease in customer deposits of $35,075 due to the completion of several job during the period. These fluctuations were partially offset by the increase in accounts payable and accrued expenses of $40,025 due to a high level of purchases near the end of the period and our net income of $38,252. During the six months ended November 30, 2003, we obtained a loan in order to purchase a new van for the Company. We also received net cash advances of $13,200 from our principal stockholder.

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

                                       THE BANKER'S STORE, INC.



                                       By: /s/ PAUL D. CLARK
                                           -------------------------------------
                                           Paul D. Clark,
                                           President, CEO and Director
                                           (Principal Executive Officer)

                                       By: /s/ ALBERT BLANKENSHIP
                                           -------------------------------------
                                           Albert Blankenship,
                                           Chief Financial Officer and Director
                                           (Principal Accounting Officer)

Date: January 20, 2004

                              FINANCIAL STATEMENTS
                    THE BANKER'S STORE, INC. AND SUBSIDIARIES




                                    I N D E X


                                                                           PAGE
                                                                           ----
PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED BALANCE SHEET
                NOVEMBER 30, 2003 (UNAUDITED)                               2

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
                (UNAUDITED)                                                 3

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002 (UNAUDITED)     4

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED)                                                   5-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             SIGNATURES

                                      * * *

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2003
                                   (Unaudited)



                                     ASSETS

Current assets:
     Cash and cash equivalents                                       $  210,842
     Accounts receivable, net                                           243,053
     Inventories                                                        720,167
     Prepaid expenses and other current assets                           63,847
                                                                     ----------
              Total current assets                                    1,237,909

Equipment and improvements, net                                          95,576
Other assets                                                              8,332
                                                                     ----------
              Total                                                  $1,341,817
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Current portion of long-term debt                               $   16,545
     Accounts payable and accrued expenses                              200,601
     Customer deposits                                                  156,534
     Advances from principal stockholder                                402,391
     Private placement funds in dispute                                  42,000
                                                                     ----------
              Total current liabilities                                 818,071

Long-term debt, net of current portion                                   14,177
                                                                     ----------
              Total liabilities                                         832,248
                                                                     ----------

Contingencies

Stockholders' equity:
     Common stock, $.01 par value; 80,000,000 shares
         authorized; 14,947,215 shares outstanding                      149,473
     Additional paid-in capital                                         497,216
     Accumulated deficit                                               (137,120)
                                                                     ----------
              Total stockholders' equity                                509,569
                                                                     ----------

              Total                                                  $1,341,817
                                                                     ==========




See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              SIX AND THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                               SIX MONTHS ENDED              THREE MONTHS ENDED
                                                  NOVEMBER 30,                   NOVEMBER 30,
                                         ----------------------------    ----------------------------
                                             2003            2002            2003            2002
                                         ------------    ------------    ------------    ------------
Revenue                                  $  1,299,082    $  1,092,317    $    593,186    $    381,873

Cost of goods sold                            944,556         696,174         376,602         284,765
                                         ------------    ------------    ------------    ------------

Gross profit                                  354,526         396,143         216,584          97,108

Selling, general and administrative
     expenses                                 313,433         376,158         169,777         188,486
                                         ------------    ------------    ------------    ------------

Income (loss) from operations                  41,093          19,985          46,807         (91,378)

Other expense                                  (2,841)         (2,160)         (3,936)           (766)
                                         ------------    ------------    ------------    ------------

Net income (loss)                        $     38,252    $     17,825    $     42,871    $    (92,144)
                                         ============    ============    ============    ============

Basic earnings (loss) per common share           $ --            $ --            $ --           $(.01)

Basic weighted average number of
     common shares outstanding             14,947,215      14,947,215      14,947,215      14,947,215
                                         ============    ============    ============    ============

















See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002
                                   (Unaudited)


                                                                2003          2002
                                                              ---------    ---------
Operating activities:
     Net income                                               $  38,252    $  17,825
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization                           16,097       13,828
         Changes in operating assets and liabilities:
              Accounts receivable                               (21,241)     (75,274)
              Inventories                                       (48,477)    (229,889)
              Prepaid expenses and other current assets         (11,154)     (63,466)
              Accounts payable and accrued expenses              40,025       21,842
              Customer deposits                                 (35,075)     300,200
                                                              ---------    ---------
                  Net cash used in operating activities         (21,573)     (14,934)
                                                              ---------    ---------

Investing activities - capital expenditures                     (25,052)     (32,479)
                                                              ---------    ---------
Financing activities:
     Proceeds from notes payable - bank                                      136,000
     Repayments of notes payable - bank                                     (124,900)
     Proceeds from long-term debt                                10,086       29,831
     Repayments of long-term debt                                (5,563)     (11,230)
     Loan payable - principal stockholder                        13,200       37,200
                                                              ---------    ---------
                  Net cash provided by financing activities      17,723       66,901
                                                              ---------    ---------

Net increase (decrease) in cash and cash equivalents            (28,902)      19,488
Cash and cash equivalents, beginning of period                  239,744      249,646
                                                              ---------    ---------

Cash and cash equivalents, end of period                      $ 210,842    $ 269,134
                                                              =========    =========

Supplemental disclosure of cash flow information:
     Interest paid                                            $   1,081    $   3,320
                                                              =========    =========








See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation:

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of November 30, 2003, and the Company's results of operations for the six and three months ended November 30, 2003 and 2002 and cash flows for the six months ended November 30, 2003 and 2002. Pursuant to the rules  and  regulations  of  the  United  States  Securities  and
               Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2003 and for the years ended May 31, 2003 and 2002 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2003.

               The consolidated results of operations for the six and three months ended November 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings (loss) per common share:

                The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings
                (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding at November 30, 2003 or 2002.

Note 3 - Income taxes:

               As of November 30, 2003, the Company had net operating loss carryforwards of approximately $127,000 available to reduce future Federal taxable income which will expire at various dates through 2023. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $141,000 from the utilization of those net operating loss carryforwards and its other deferred tax assets by an equivalent valuation allowance as of November 30, 2003.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Income taxes (concluded):

               The Company had also offset the potential benefits from its deferred tax assets by equivalent valuation allowances during the year ended May 31, 2003. As a result of the decrease in the valuation allowance of $(6,000) and $(9,000) for the six and three months ended November 30, 2003, respectively, and the increase (decrease) in the valuation allowance of $(18,000) and $25,000 during the six and three months ended November 30, 2002, respectively, the Company did not recognize any income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in those periods.

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

                  Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by The Banker's Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of November 30, 2003, Taurus has failed to turn over the balance of money, provide the names of the stock
                  subscribers   and  the  number  of  shares  of  common   stock
                  purchased.

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

                  As of November 30, 2003, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

               Net sales, cost of sales and other related segment information follows as of November 30, 2003 and for the six and three months ended November 30, 2003 and 2002:

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Segment information (concluded):

                                                           SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                              NOVEMBER 30,                      NOVEMBER   30,
                                                      -----------------------------       -----------------------
                                                         2003               2002            2003           2002
                                                      ----------         ----------       --------       --------
                     Revenue:
                         Banking Equipment            $1,162,603         $1,029,864       $548,432       $349,975
                          Office Equipment               136,479             62,453         44,754         31,898
                                                      ----------         ----------       --------       --------

                               Totals                  1,299,082          1,092,317        593,186        381,873
                                                      ----------         ----------       --------       --------

                     Cost of goods sold:
                         Banking Equipment               857,384            652,567        350,546        260,904
                         Office Equipment                 87,172             43,607         26,056         23,861
                                                      ----------         ----------       --------       --------

                               Totals                    944,556            696,174        376,602        284,765
                                                      ----------         ----------       --------       --------

                     Gross profit:

                         Banking Equipment               305,219            377,297        197,886         89,071
                         Office Equipment                 49,307             18,846         18,698          8,037
                                                      ----------         ----------       --------       --------

                               Totals                    354,526            396,143        216,584         97,108
                                                      ----------         ----------       --------       --------

                     Selling, general and admin-
                         istrative and other
                         (expenses):
                         Banking Equipment               211,726            282,781        118,163        140,688
                         Office Equipment                 28,683             15,791         12,311          9,321
                         Corporate                        75,865             79,746         43,239         39,243
                                                      ----------         ----------       --------       --------

                               Totals                    316,274            378,318        173,713        189,252
                                                      ----------         ----------       --------       --------

                     Net income (loss):

                         Banking Equipment                93,493             94,516         79,723        (51,617)
                         Office Equipment                 20,624              3,055          6,387         (1,284)
                         Corporate                       (75,865)           (79,746)       (43,239)       (39,243)
                                                      ----------         ----------       --------       --------

                               Totals                 $   38,252         $   17,825       $ 42,871       $(92,144)
                                                      ==========         ==========       ========       ========

                     Segment assets:
                         Inventories:

                            Banking Equipment         $  713,635
                            Office Equipment               6,532
                                                      ----------
                               Totals                    720,167

                         Other assets                    621,650
                                                      ----------

                               Total assets           $1,341,817
                                                      ==========

                                      * * *