Form 10QSB
period 2004-02-28
BANKERS STORE INC
filed 2004-04-19
CIK 27850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

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

Yes [ X ]  No [   ]   __



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common stock, par value $0.01: 14947215 shares outstanding as of April 16, 2004.


Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [ x ]

                            THE BANKER'S STORE, INC.

                                   FORM 10-QSB

                                FEBRUARY 28, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

     See financial statements beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The matters discussed in this management's discussion and analysis or plan of operation contains forward-looking statements that involve risks and uncertainties. The Company's actual results in our two operating segments could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed elsewhere in this quarterly report on Form 10-QSB. The Company disclaims, any intent or obligation to update these forward-looking statements.

OVERVIEW

The Banker's Store, Inc. (the "Store") was established in 1968. It remained dormant for many years until it completed the acquisition of B.G. Banking Equipment, Inc. ("B.G. Banking") and Financial Building Equipment Exchange, Inc. ("FBEE"). We are now in the business of buying, selling and trading new and refurbishing financial equipment for banks and other financial institutions. During fiscal 2002, we also entered the office equipment and furniture retail business. We market products throughout the United States primarily through direct sales to financial institutions and other distributors supported by our direct sales force and soliciting new contacts through our presence on the Internet.

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

Because we plan to increase our operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets, our operating results would be adversely affected if our sales do not correspondingly increase or if our product development efforts are unsuccessful or are subject to delays.

We may not be able to sustain revenue growth on a quarterly or annual basis and our operating results may not be consistent with predictions, if any, made by securities analysts.

SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES,  RELATED PARTY  TRANSACTIONS  AND
CONTINGENCIES:

Significant accounting estimates:

                  Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimated under different assumptions or conditions. The accounting estimates used as of May 31, 2003 and as outlined in our previously filed form 10-KSB have been applied consistently for the nine months ended February 29, 2004.

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

                  Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for aggregate consideration of $304,500. Taurus has remitted to the Store net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Store the proceeds of the shares sold. As of February 29, 2004, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

                  As of February 29, 2004,  we have reserved  329,500  shares of
                  common   stock   pending   possible   issuance  of  shares  in
                  satisfaction of outstanding subscription agreements.

         Litigation:

                  On February 29, 2000, Alexander C. Brosda and Andrew Seim filed an action in the United States District Court in Florida against the Store. The action alleges that we violated the Securities Exchange Act of 1934, as amended, and various Florida statutes, by failing to affect the exchange of 150,000 shares of B.G. Banking common stock held by Brosda and Seim for 225,000 shares of our common stock. On June 5, 2000, we filed a motion to dismiss the complaint for failure to state a claim, improper venue and lack of jurisdiction, respectively. On January 23, 2001, the court dismissed the plaintiff's claims alleging violations of the Securities Exchange Act of 1934. The plaintiffs did not file an amended complaint, and the action has been dismissed by the court without prejudice.

                  However, on September 26, 2001, Taurus Venture Capital Fund, LLC and Taurus filed a similar claim against the Store and our President, Paul Clark. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, the Store and our President filed a motion to discuss or abate the action and are awaiting the scheduling by the court of a hearing on the motion. On May 30, 2002, the court issued a decision denying the motion to dismiss.

                  On August 6, 2002, we filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action pending in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion of unjust enrichment, and seeking an accounting of plaintiffs' books and records. We believe that they have meritorious defenses and intend to vigorously defend the action. On May 28, 2003, the Store and our President filed a motion to dismiss the action and are awaiting the scheduling by the court of a hearing on the motion.

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

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the nine and three months ended February 29, 2004 and February 28, 2003:

                                            Nine Months Ended        Three Months Ended
                                                 February,                 February,
                                            2004         2003          2004        2003
                                           -----------------         ------------------
Revenue                                    100.0%       100.0%        100.0%      100.0%
Cost of goods sold                          75.3%        71.2%         81.0%       81.6%
                                           -----        -----         -----       -----

Gross profit                                24.7%        28.8%         19.0%       18.4%

Expenses                                    24.8%        28.8%         26.1%       20.8%
                                           -----        -----         -----       -----

Income (loss) from operations                (.1)%          -%         (7.1)%      (2.4)%
Other                                         .5%           -%          2.0%          -%
                                           -----        -----         -----       -----

Net income (loss)                             .4%           -%         (5.1)%      (2.4)%
                                           =====        =====         =====       =====

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004 AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2003.

Revenue:

Revenue was approximately $1,902,000 for the nine months ended February 29, 2004 as compared to approximately $1,883,000 for the nine months ended February 28, 2003 reflecting an increase of approximately $19,000 or 1.0%. The increase in revenue during the nine months ended February 29, 2004 was caused primarily by the increase in sales of office equipment during the period.

Cost of goods sold:

Cost of goods sold for the nine months ended February 29, 2004 were approximately $1,433,000 or 75.3% of revenue as compared to approximately $1,342,000 or 71.2% of revenue for the nine months ended February 28, 2003. Gross profit decreased during the nine months ended February 29, 2004 as compared to the nine months ended February 28, 2003 primarily due to the ratio of refurbished products sold to new products sold. The sale of refurbished or used items carries a much higher gross profit than the sales of new items. During the nine months ended February 29, 2004, the Company sold a larger ratio of new products as compared to the nine months ended February 28, 2003.

Selling, general and administrative expenses:

Selling, general and administrative expenses were approximately $471,000 for the nine months ended February 29, 2004 as compared to approximately $540,000 for the nine months ended February 28, 2003 reflecting a decrease of approximately $69,000 or 12.8% over the same period last year. The decrease is mainly due to a decrease in professional fees incurred relating to the litigation and SEC compliance matters during the nine months ended February 29, 2004 as compared to the nine months ended February 28, 2003.

Net income (loss):

As a result of the aforementioned, the Company's net income during the nine months ended February 29, 2004 increased by approximately $7,000 to approximately $8,000 as opposed to a net loss of approximately $1,000 for the comparable prior period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2003.

Revenues:

Revenue was approximately $603,000 for the three months ended February 29, 2004 as compared to approximately $791,000 for the three months ended February 28, 2003 reflecting a decrease of approximately $188,000 or 23.8%. The decrease in revenue during the three months ended February 29, 2004 was primarily due to a decrease in spending by financial institutions at the end of the year as appropriations for the year had been exhausted.

Cost of goods sold:

Cost of goods sold for the three months ended February 29, 2004 were approximately $489,000 or 81.0% of revenue as compared to approximately $645,000 or 81.6% of revenue for the three months ended February 28, 2003. Gross profit increased slightly during the three months ended February 29, 2004 as compared to the three months ended February 28, 2003 which can be attributed to an increase in sales of office equipment, which carry a higher gross profit than sales of banking equipment.

Selling, general and administrative expenses:

Selling, general and administrative expenses were approximately $157,000 for the three months ended February 29, 2004 as compared to approximately $164,000 for the three months ended February 28, 2003 reflecting a decrease of approximately $7,000 or 4.3% over the same period last year. The decrease is mainly due to a decrease in professional fees incurred relating to the litigation and SEC compliance matters during the three months ended February 29, 2004 as compared to the three months ended February 28, 2003.

Net loss:

As a result of the  aforementioned,  the  Company's  net loss  during  the three months ended February 29, 2004 increased by approximately $12,000 to approximately $31,000 as opposed to approximately $19,000 for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenue from operations, private placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $217,641 and working capital of $392,534 at February 29, 2004. During the nine months ended February 29, 2004, our cash and cash equivalents decreased by $22,103. Cash and cash equivalents used in operations was $15,913 primarily due to the increase in inventory of $77,363 to be used for the high level of anticipated future sales and the anticipated completion of jobs in the next quarter as well as an increase in accounts receivable of $150,332 resulting from a higher level of sales in the last month of the period. These fluctuations were partially offset by an increase in customer deposits of $141,819 due to the existence of several jobs near completion at the end of the period, an increase in accounts payable and accrued expenses of $41,076 due to a high level of inventory purchases to provide for an increase in anticipated sales in the next quarter, depreciation expense of $24,145 and net income of $7,589. During the nine months ended February 29, 2004, we obtained a loan for $10,086 in order to purchase a new van for the Company and paid $8,545 of long-term debt. We also received net cash advances of $19,800 from our principal stockholder and purchased $27,531 of equipment.

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

We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and refurbishing activities, facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.       CONTROLS AND PROCEDURES

         Based upon an evaluation, supervised by our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures our CEO and our Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of February 29, 2004.

         During the three months ended February 29, 2004, there were no significant changes in our internal accounting controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

b) Reports on Form 8-K

         None.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES




                                    I N D E X

                                                                                          Page
                                                                                          ----
PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEET
             FEBRUARY 29, 2004 (UNAUDITED)                                                 F-2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED FEBRUARY 29, 2004 AND
             FEBRUARY 28, 2003 (UNAUDITED)                                                 F-3

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
             (UNAUDITED)                                                                   F-4

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)                                                                  F-5/F-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          SIGNATURES

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                FEBRUARY 29, 2004
                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash and cash equivalents                                      $  217,641
     Accounts receivable, net                                          372,144
     Inventories                                                       749,053
     Prepaid expenses and other current assets                          56,540
                                                                    ----------
              Total current assets                                   1,395,378

Equipment and improvements, net                                         90,007
Other assets                                                             7,332
                                                                    ----------

              Total                                                 $1,492,717
                                                                    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                              $   16,773
     Accounts payable and accrued expenses                             201,652
     Customer deposits                                                 333,428
     Advances from principal stockholder                               408,991
     Private placement funds in dispute                                 42,000
                                                                    ----------
              Total current liabilities                              1,002,844

Long-term debt, net of current portion                                  10,967
                                                                    ----------
              Total liabilities                                      1,013,811
                                                                    ----------

Contingencies

Stockholders' equity:
     Common stock, $.01 par value; 80,000,000 shares
         authorized; 14,947,215 shares outstanding                     149,472
     Additional paid-in capital                                        497,217
     Accumulated deficit                                              (167,783)
                                                                    ----------
              Total stockholders' equity                               478,906
                                                                    ----------

              Total                                                 $1,492,717
                                                                    ==========


See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       NINE AND THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                                   (Unaudited)

                                                        Nine Months Ended              Three Months Ended
                                                            February                        February
                                                  ----------------------------    ----------------------------
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------

Revenue                                           $  1,902,366    $  1,883,218    $    603,284    $    790,901

Cost of goods sold                                   1,433,249       1,341,668         488,693         645,494
                                                  ------------    ------------    ------------    ------------

Gross profit                                           469,117         541,550         114,591         145,407

Selling, general and administrative
     expenses                                          470,925         540,374         157,492         164,216
                                                  ------------    ------------    ------------    ------------

Income (loss) from operations                           (1,808)          1,176         (42,901)        (18,809)

Other income (expense)                                   9,397          (1,944)         12,238             216
                                                  ------------    ------------    ------------    ------------

Net income (loss)                                 $      7,589    $       (768)   $    (30,663)   $    (18,593)
                                                  ============    ============    ============    ============

Basic earnings (loss) per common share            $         --    $         --    $         --    $         --
                                                  ============    ============    ============    ============


Basic weighted average number of
     common shares outstanding                      14,947,215      14,947,215      14,947,215      14,947,215
                                                  ============    ============    ============    ============


See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                                   (Unaudited)

                                                                          2004              2003
                                                                        ---------         ---------
Operating activities:
     Net income (loss)                                                  $   7,589         $    (768)
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
         Depreciation and amortization                                     24,145            20,742
         Changes in operating assets and liabilities:
              Accounts receivable                                        (150,332)         (149,908)
              Inventories                                                 (77,363)          (65,815)
              Prepaid expenses and other current assets                    (2,847)          (21,665)
              Accounts payable and accrued expenses                        41,076           (53,457)
              Customer deposits                                           141,819           215,373
                                                                        ---------         ---------
                  Net cash used in operating activities                   (15,913)          (55,498)
                                                                        ---------         ---------

Investing activities - capital expenditures                               (27,531)          (33,215)
                                                                        ---------         ---------

Financing activities:
     Proceeds from notes payable - bank                                                     194,000
     Repayments of notes payable - bank                                                    (149,900)
     Proceeds from long-term debt                                          10,086            29,831
     Repayments of long-term debt                                          (8,545)          (14,781)
     Loan payable - principal stockholder                                  19,800            55,800
                                                                        ---------         ---------
                  Net cash provided by financing activities                21,341           114,950
                                                                        ---------         ---------

Net increase (decrease) in cash and cash equivalents                      (22,103)           26,237
Cash and cash equivalents, beginning of period                            239,744           249,646
                                                                        ---------         ---------

Cash and cash equivalents, end of period                                $ 217,641         $ 275,883
                                                                        =========         =========


Supplemental disclosure of cash flow information:
     Interest paid                                                      $   1,514         $   4,559
                                                                        =========         =========


See Notes to Condensed Consolidated Financial Statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation:

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of February 29, 2004, and the Company's results of operations for the nine and three months ended February 29, 2004 and February 28, 2003 and cash flows for the nine months ended February 29, 2004 and February 28, 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2003 and for the years ended May 31, 2003 and 2002 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2003.

               The consolidated results of operations for the nine and three months ended February 29, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings (loss) per common share:

               The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding at February 29, 2004 or February 28, 2003.

Note 3 - Income taxes:

               As of February 29, 2004, the Company had net operating loss carryforwards of approximately $158,000 available to reduce future Federal taxable income which will expire at various dates through 2023. Due to the significant uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $158,000 from the utilization of those net operating loss carryforwards and its other deferred tax assets by an equivalent valuation allowance as of February 29, 2004.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Income taxes (concluded):

               The Company had also offset the potential benefits from its deferred tax assets by equivalent valuation allowances during the year ended May 31, 2003. As a result of the increase in the valuation allowance of $5,000 and $11,000 for the nine and three months ended February 29, 2004, respectively, and the increase in the valuation allowance of $7,000 and $25,000 during the nine and three months ended February 28, 2003, respectively, the Company did not recognize any income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in those periods.

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

                  Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by The Banker's Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of February 29, 2004, Taurus has failed to turn over the balance of money, provide the names of the stock
                  subscribers   and  the  number  of  shares  of  common   stock
                  purchased.

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

                  As of February 29, 2004, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

               Net sales, cost of sales and other related segment information follows as of February 29, 2004 and for the nine and three months ended February 29, 2004 and February 28, 2003:

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Segment information (concluded):

                                                         Nine Months Ended               Three Months Ended
                                                              February                         February
                                                     -----------------------------       -----------------------
                                                        2004               2003            2004           2003
                                                     ----------         ----------       --------       --------

          Revenue:
              Banking Equipment                      $1,692,460         $1,768,854       $529,857       $738,990
              Office Equipment                          209,906            114,364         73,427         51,911
                                                     ----------         ----------       --------       --------

                    Totals                            1,902,366          1,883,218        603,284        790,901
                                                     ----------         ----------       --------       --------

          Cost of goods sold:
              Banking Equipment                       1,299,884          1,269,878        442,500        617,311
              Office Equipment                          133,365             71,790         46,193         28,183
                                                     ----------         ----------       --------       --------

                    Totals                            1,433,249          1,341,668        488,693        645,494
                                                     ----------         ----------       --------       --------

          Gross profit:
              Banking Equipment                         392,576            498,976         87,357        121,679
              Office Equipment                           76,541             42,574         27,234         23,728
                                                     ----------         ----------       --------       --------

                    Totals                              469,117            541,550        114,591        145,407
                                                     ----------         ----------       --------       --------

          Selling, general and administrative
              and other expenses:
              Banking Equipment                         322,099            424,073        107,532        139,112
              Office Equipment                           45,367             24,876         16,684          9,085
              Corporate                                  94,062             93,369         21,038         15,803
                                                     ----------         ----------       --------       --------

                    Totals                              461,528            542,318        145,254        164,000
                                                     ----------         ----------       --------       --------

          Net income (loss):
              Banking Equipment                          70,477             74,903        (20,175)       (17,433)
              Office Equipment                           31,174             17,698         10,550         14,643
              Corporate                                 (94,062)           (93,369)       (21,038)       (15,803)
                                                     ----------         ----------       --------       --------

                    Totals                           $    7,589         $     (768)      $(30,663)      $(18,593)
                                                     ==========         ==========       ========       ========

          Segment assets:
              Inventories:
                 Banking Equipment                   $  748,567
                 Office Equipment                           486
                                                     ----------
                    Totals                              749,053

              Other assets                              743,664
                                                     ----------

                    Total assets                     $1,492,717
                                                     ==========

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE BANKER'S STORE, INC.



                                      By: /s/ PAUL D. CLARK
                                          --------------------------------------
                                           Paul D. Clark,
                                           President, CEO and Director
                                           (Principal Executive Officer)



                                      By: /s/ ALBERT BLANKENSHIP
                                          --------------------------------------
                                          Albert Blankenship,
                                          Chief Financial Officer and Director
                                          (Principal Accounting Officer)



Date: April 19, 2004