Form 10KSB
period 2004-05-31
BANKERS STORE INC
filed 2004-08-31
CIK 27850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2004
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

Securities Registered Pursuant to Section 12(g) of Act: Common Stock,
                            par value $.01 per share.


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

For the fiscal year ended May 31, 2004, the issuer's revenues were $2,465,924.

As of August 27, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $108,663. This aggregate market value is computed by reference to the last sale price of such common equity on such date. As of August 27, 2004, the Registrant had 14,947,215 shares of common stock outstanding.

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

We have not yet completed our showroom, but when and if it is complete, we expect it to give us a showplace for the latest equipment in the industry. The showroom will allow our customers to compare products from manufacturers we represent and products our competitors represent. Our customers will be able to bring floor plans and we can provide brochures, schematics and layouts with complete specifications as well as pricing on all our products, including office furniture. Until we complete the showroom, prospective customers will have to visit our previous installation sites in order to view our products. We currently use the showroom space for showcasing furniture, demonstrating drive-up systems and overflow warehousing.

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

SIGNIFICANT CUSTOMERS.

Our core market has been the community banks and credit unions of usually ten branches or less. We had no customers in 2004 which accounted for more than 10% of our revenues.

INTELLECTUAL PROPERTY.

None.

NEED FOR ANY GOVERNMENTAL APPROVAL FOR PRODUCTS OR SERVICES.

None.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS.

None.

DESCRIPTION OF RESEARCH AND DEVELOPMENT ACTIVITIES OVER LAST TWO YEARS.

None.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS.

None.

EMPLOYEES

As of August 30, 2004, we employed 18 full-time employees. Paul Clark serves as our President, and Roberta Clark as our corporate Secretary. We have four persons employed in sales (one of whom sells office equipment on a commission only basis), three persons in administrative capacities and one clerical worker. We also have four persons engaged in installation, and six in service activities, in the field.

ITEM 2. DESCRIPTION OF PROPERTY

We currently occupy approximately 32,000 square feet of office, warehouse, showroom and shop space which we lease from our President and CEO, Paul Clark pursuant to two separate leases. We pay a monthly rental of $5,000, plus applicable real estate taxes and maintenance expenses, for 23,976 square feet of office and warehouse space, which is located at 1535 Memphis Junction Road, Bowling Green, Kentucky, pursuant to a three year lease agreement dated August 1, 1998, between Paul D. Clark, our President, and the Company. This lease has been recently renewed to 2007 on substantially the same terms. We pay $2,200 per month, plus taxes and maintenance expenses, for the remainder of the space, primarily consisting of a showroom located at 370 Cal Batsel Road, Bowling Green, Kentucky, pursuant to a lease that has also recently been extended to 2007.

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

On August 6, 2002, we, together with Mr. Clark, filed an Answer, Affirmative Defenses and Counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the above described action pending in New York State, seeking damages in an amount of not less than $1.7 million for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of plaintiffs' books and records. Mr. Clark and we believe that we have meritorious defenses and intend to defend the action vigorously.

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

The following table sets forth the high and low bid information for our Common Stock for each quarter, since August 31, 2002. This information was received from the OTC Bulletin Board. As these are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.



                                                         High:           Low:

For the quarter ended:      August 31, 2002             $0.15           $0.08
                            November 30, 2002            0.21            0.06
                            February 28, 2003            0.16            0.07
                            May 31, 2003                 0.15            0.07
                            August 31, 2003              0.11            0.05
                            November 30, 2003            0.17            0.05
                            February 28, 2004            0.11            0.10
                            May 31, 2004                 0.05            0.05


HOLDERS OF OUR SECURITIES.

The approximate number of holders of record of our common Stock, as of August 30, 2004, was 907. This information was obtained from Continental Stock Transfer & Trust Company, our transfer agent. We did not issue any Common Stock during the fiscal year ended May 31, 2004.


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

SUMMARY OF CRITICAL ACCOUNTING POLICIES RELATED PARTY TRANSACTIONS AND
CONTINGENCIES:

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

Impairment losses on the equipment and improvements are recognized when events indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and all or a portion of such carrying value may not be recoverable. We did not recognize any impairment losses during 2004 and 2003.

INCOME TAXES:

Deferred tax assets resulted from temporary differences attributable to allowance for doubtful accounts, slow-moving inventories, accrued officer salary and operating loss carryforwards. As of May 31, 2004, we had net operating loss carryforwards of approximately $67,000 available to reduce future taxable income which will expire at various dates through 2024. Due to the uncertainties related to, among other things, the changes in our ownership which, could subject those loss carryforwards to substantial annual limitation, and the extent and timing of our future taxable income, we offset the deferred tax assets attributable to the potential benefits of approximately $67,000 from the utilization of those net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance as of May 31, 2004.

NEW ACCOUNTING PRONOUNCEMENTS:

The Company evaluated new accounting pronouncements and concluded that none of them had any potential impact on it's financial position, results of operations or cash flows.

RELATED PARTY TRANSACTIONS:

We have entered into two operating leases with our President and principal stockholder, Paul Clark for the lease of an aggregate of approximately 32,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The leases provide for a monthly rent of $7,200 in the aggregate plus applicable real estate taxes and maintenance expenses. The leases expire in August and September 2007, respectively.

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

Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Store, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to us net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to us the proceeds of the shares sold. As of May 31, 2004, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

We may also be forced to defend ourselves against actions to be brought by unknown subscribers to shares of common stock of B.G. Banking whose purchase price has never been disclosed or delivered to the Store. We are aware of one alleged purchaser who claims to have delivered funds to Taurus and whose funds were apparently not turned over to us. In the opinion of management, the Store has no liability to such purchasers and intends to vigorously defend such actions, if and when brought.

We have received approximately $42,000 from Taurus relating to the purchase of shares by an unknown investor in June 1999. We are holding such funds in escrow pending disposition.

As of May 31, 2004, we have reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

Litigation:

Please see discussion of certain legal proceedings under Item 3.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of net sales:


                                                 May 31,
                                          2004            2003
                                         ------------------------

Net sales                                100.0%          100.0%
Cost of sales                             76.0%           72.0%
                                         -----           -----

Gross profit                              24.0%           28.0%

Expenses                                  24.4%           27.0%
                                         -----           -----

Income(loss)from operations                (.4)%            1.0%
Other                                       .4%            (.2)%
                                         -----           -----

Net income                                   -%             .8%
                                         =====           =====



RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2004 AND 2003.

Revenues were approximately $2,466,000 for the year ended May 31, 2004 as compared to approximately $2,623,000 for the year ended May 31, 2003 reflecting a decrease of approximately $157,000 or 6.0%, primarily in our banking equipment segment. Sales from a one time contract from one customer accounted for approximately $450,000 or 17% of revenue in the prior year. Since this customer was not as significant in the current year and without this customer included in the prior year's revenues, there would have been a $293,000 or 12% increase. This increase was attributed to steady increases in financial institution construction and equipment upgrades. The decrease in actual overall revenues was partially mitigated by an increase in our office equipment segment of approximately $114,000 to $266,000 from $152,000 for the year ended May 31, 2004.

Cost of goods sold and related expenses for the year ended May 31, 2004 were approximately $1,873,000 or 76.0% of net sales as compared to approximately $1,888,000 or 72.0% of net sales for the year ended May 31, 2003. Gross profit decreased during the year ended May 31, 2004 primarily due to the ratio of refurbished products sold to new products sold. The sale of refurbished or used items carries a much higher gross profit than the sales of new items. During the current year, we sold a higher percentage of new equipment, which resulted in a lower gross profit margin. In addition, there were substantial sales to a customer in the prior year that carried a slightly higher gross profit than normal new equipment sales. Sales to this customer were immaterial in the current year.

Selling, general and administrative expenses were approximately $603,000 or 24.4% of net sales for the year ended May 31, 2004 as compared to approximately $708,000 or 27.0% of net sales for the year ended May 31, 2003, reflecting a decrease of approximately $105,000 or 14.8%. The decrease can be attributable to a decrease in professional fees during the year.

As a result of the aforementioned, our net income during the year ended May 31, 2004 decreased by approximately $21,000 to a net loss of approximately $1,000 as opposed to net income of approximately $20,000 for the comparable prior period.




LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $282,443 and working capital of $387,046 at May 31, 2004. During the year ended May 31, 2004, our cash and cash equivalents increased by $42,699. Cash and cash equivalents provided by operations was $53,835 primarily due to the decrease in inventory of $52,343, the increase in customer deposits of $62,158 and depreciation and amortization of 36,551. These changes were partially offset by the increase in accounts receivable of $36,876 and the decrease in accounts payable and accrued expenses of 50,965. During the year ended May 31, 2004, we received advances totaling $26,400 and proceeds from long-term debt of $10,086 and used these proceeds and other cash sources to purchase $33,003 of fixed assets and to repay $14,619 of long-term debt.

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

We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs through at least May 31, 2005. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS


                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                                   I N D E X



                                                                            PAGE
                                                                            ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-2

CONSOLIDATED:
     BALANCE SHEETS
         MAY 31, 2004 AND 2003                                              F-3

     STATEMENTS OF OPERATIONS
         YEARS ENDED MAY 31, 2004 AND 2003                                  F-4

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         YEARS ENDED MAY 31, 2004 AND 2003                                  F-5

     STATEMENTS OF CASH FLOWS
         YEARS ENDED MAY 31, 2004 AND 2003                                  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-7



* * *

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

We have audited the consolidated balance sheets of THE BANKER'S STORE, INC. AND SUBSIDIARIES as of May 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Banker's Store, Inc. and Subsidiaries as of May 31, 2004 and 2003, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Roseland, New Jersey
July 16, 2004

                                                               /s/ J.H. Cohn LLP

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2004 and 2003


                          ASSETS                          2004          2003
                          ------                       ----------    ----------

Current assets:
   Cash and cash equivalents                           $  282,443    $  239,744
   Accounts receivable, net of allowance for
       doubtful accounts of $11,626 and $5,120            270,314       221,812
   Inventories                                            619,347       671,690
   Prepaid expenses and other current assets               50,444        53,693
                                                       ----------    ----------
         Total current assets                           1,222,548     1,186,939

Equipment and improvements, net                            83,073        86,621
Other assets                                                7,332         7,332
                                                       ----------    ----------

         Totals                                        $1,312,953    $1,280,892
                                                       ==========    ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
   Current portion of long-term debt                   $   14,533    $   12,267
   Accounts payable and accrued expenses                  109,611       160,576
   Customer deposits                                      253,767       191,609
   Advances from principal stockholder                    415,591       389,191
   Private placement funds in dispute                      42,000        42,000
                                                       ----------    ----------
         Total current liabilities                        835,502       795,643

Long-term debt, net of current portion                      7,133        13,932
                                                       ----------    ----------
         Total liabilities                                842,635       809,575
                                                       ----------    ----------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 80,000,000
       shares authorized; 14,947,215 shares
       issued and outstanding                             149,473       149,473
   Additional paid-in capital                             497,216       497,216
   Accumulated deficit                                   (176,371)     (175,372)
                                                       ----------    ----------
         Total stockholders' equity                       470,318       471,317
                                                       ----------    ----------

         Totals                                        $1,312,953    $1,280,892
                                                       ==========    ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 2004 AND 2003



                                                          2004          2003
                                                       ----------    ----------

Revenue                                                $2,465,924    $2,622,516

Cost of goods sold                                      1,872,910     1,887,785
                                                       ----------    ----------

Gross profit                                              593,014       734,731

Selling, general and administrative expenses              602,701       708,050
                                                       ----------    ----------

Income (loss) from operations                              (9,687)       26,681
                                                       ----------    ----------

Other income (expense):
     Interest and other income                             10,994         1,966
     Interest expense                                      (2,306)       (8,353)
                                                       ----------    ----------
         Totals                                             8,688        (6,387)
                                                       ----------    ----------

Net income (loss)                                      $     (999)   $   20,294
                                                       ==========    ==========

Basic earnings (loss) per common share                 $       --    $       --
                                                       ==========    ==========

Weighted average number of common
     shares outstanding                                14,947,215    14,947,215
                                                       ==========    ==========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2004 AND 2003



                                                           Retained
                                                           Earnings
                             Common Stock      Additional   (Accum-
                        ---------------------    Paid-in     ulated
                          Shares      Amount     Capital    Deficit)     Total
                        ----------   --------   --------   ---------   --------

Balance, June 1, 2002   14,947,215   $149,473   $497,216   $(195,666)  $451,023
Net income                                                    20,294     20,294
                        ----------   --------   --------   ---------   --------
Balance, May 31, 2003   14,947,215    149,473    497,216    (175,372)   471,317
Net loss                                                        (999)      (999)
                        ----------    -------    -------    ---------   -------
Balance, May 31, 2004   14,947,215   $149,473   $497,216   $(176,371) $(470,318)
                        ==========   ========   ========   =========   ========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2004 AND 2003


                                                            2004         2003
                                                         ---------    ---------
Operating activities:
  Net income (loss)                                      $    (999)   $  20,294
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)operating activities:
    Depreciation and amortization                           36,551       33,243
    Provision for doubtful accounts                        (11,626)      (1,747)
    Changes in operating assets and liabilities:
      Accounts receivable                                  (36,876)    (140,559)
      Inventories                                           52,343       82,126
      Prepaid expenses and other current assets              3,249       (2,085)
      Other assets                                                       21,582
      Accounts payable and accrued expenses                (50,965)     (50,089)
      Customer deposits                                     62,158       33,392
                                                         ---------    ---------
        Net cash provided by (used in)
            operating activities                            53,835       (3,843)
                                                         ---------    ---------

Investing activities:
  Capital expenditures                                     (33,003)     (33,167)
  Increase in cash surrender value of officer's
    life insurance                                                       (3,020)
                                                         ---------    ---------
        Net cash used in
        investing activities                               (33,003)     (36,187)
                                                         ---------    ---------

Financing activities:
  Proceeds from notes payable - bank                                    194,000
  Repayment of notes payable - bank                                    (227,900)
  Principal payments on long-term debt                     (14,619)     (18,618)
  Proceeds from long-term debt                              10,086       29,828
  Borrowings from principal stockholder                     26,400       52,818
                                                         ---------    ---------
        Net cash provided by financing activities           21,867       30,128
                                                         ---------    ---------

Net increase(decrease)in cash and cash equivalents          42,699       (9,902)

Cash and cash equivalents, beginning of year               239,744      249,646
                                                         ---------    ---------

Cash and cash equivalents, end of year                   $ 282,443    $ 239,744
                                                         =========    =========

Supplemental disclosure of cash flow information:
  Interest paid                                          $   2,306    $   8,353
                                                         =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       F-6

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

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(concluded):

Net earnings (loss) per share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings
(loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the years ended May 31, 2004 and 2003.

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

NOTE 2 - EQUIPMENT AND IMPROVEMENTS:

Equipment and improvements consist of the following:



                                   Range of
                                  Estimated
                                 Useful Lives     2004       2003
                                -------------   --------   --------
Machinery and equipment         3 to 10 years   $177,478   $169,487
Transportation equipment        5 years          263,753    239,648
Computer equipment              5 years           18,830     16,983
Furniture and fixtures          5 years           36,957     36,653
Leasehold improvements          3 years           25,607     26,851
                                                --------   --------
       Totals                                    522,625    489,622

Less accumulated depreciation
  and amortization                               439,552    403,001
                                                --------   --------

       Totals                                   $ 83,073   $ 86,621
                                                ========   ========

Depreciation and amortization amounted to $36,551 and $33,243 for the years ended May 31, 2004 and 2003 respectively.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE - BANK:

The Company has a $150,000 revolving line of credit with borrowings bearing interest at .25% above the prime rate and guaranteed by the Company's principal stockholder. The line of credit expires on November 4, 2004. At May 31, 2004, the Company has no outstanding borrowings under the line.

NOTE 4 - LONG-TERM DEBT:

Long-term debt consists of the following notes which are collateralized by transportation equipment:



                                                     2004         2003
                                                   -------      -------
Equipment obligations bearing interest
  at 15.3% collateralized by the
  underlying equipment and matures
  in 2005                                          $   690      $ 3,201

8.25% notes, payable in monthly installments
  of $336, including interest and maturing
  July 2005                                          4,489        7,979

7% notes, payable in monthly installments
  of $357, including interest and maturing
  October 2005                                       5,758        9,487

8% notes, payable in monthly installments
  of $239, including interest and maturing
  in June 2005                                       3,005        5,532

6% notes, payable in monthly installments
  of $307, including interest and maturing
  in July 2006                                       7,724          --
                                                   -------      -------
  Totals                                            21,666       26,199

Less current portion                                14,533       12,267
                                                   -------      -------

Long-term portion                                  $ 7,133      $13,932
                                                   =======      =======



Principal amounts due under the above obligations in each of the years subsequent to May 31, 2004 are $14,533 in 2005, $6,228 in 2006 and $905 in 2007.

NOTE 5 - ADVANCES FROM PRINCIPAL STOCKHOLDER:

Fom time-to-time, the president and principal stockholder advances cash to the Company. These advances are noninterest bearing and are to be repaid upon demand.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES:

The provision for income taxes differs from the amounts computed using the Federal statutory rate of 34% as a result of the following:



                                                      2004      2003
                                                     ------    ------

   Expected provision at Federal statutory rate       (34)%      34%
   Effect of state taxes, net of Federal
     income tax effect                                 (6)        6
   Utilization of net operating loss                   40       (40)
                                                     ------    ------
             Effective tax rate                        --%        --%
                                                     ======    ======

Deferred tax assets resulted from temporary differences attributable to depreciation, allowance for doubtful accounts and slow-moving inventories, accrued officer salaries and operating loss carryforwards. As of May 31, 2004, the Company had net operating loss carryforwards of approximately $67,000 available to reduce future Federal taxable income which will expire at various dates through 2024. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitation, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $127,000 from the utilization of those net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance as of May 31, 2004. The Company has also offset the potential benefits from deferred assets of approximately $147,000 by equivalent valuation allowance as of May 31, 2003. Significant components of the Company's deferred tax assets as of May 31, 2004 and 2003 are as follows:


                                            2004           2003
                                         ---------      ---------
Deferred tax assets:
  Net operating loss carryforwards       $  27,000      $  63,000
  Accrued officer salary                    83,000         69,000
  Inventory reserve                         13,000         13,000
  Other                                      4,000          2,000
                                         ---------      ---------
                                           127,000        147,000
Valuation allowance for deferred
  tax assets                              (127,000)      (147,000)
                                         ---------      ---------
Deferred tax assets                      $      --      $      --
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

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (CONCLUDED):



The Company is obligated to its President and principal stockholder for rent of $18,800 in 2005 under the aforementioned leases.

Related rent expense amounted to $86,400 and $86,789 for the years ended May 31, 2004 and 2003, respectively.

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

Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of May 31, 2004, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

As of May 31, 2004, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. The Company's cash balances with financial institutions, at times, may exceed Federal Deposit Insurance Corporation insured limits. At May 31, 2004, the Company has cash and cash equivalent balances that exceed Federally insured limits in the amount of approximately $62,000.

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

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's material financial instruments at May 31, 2004 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable and accounts payable, advances from principal stockholder and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair value because of their liquidity and/or their short-term maturities; (ii) long-term debt were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics and (iii) although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from the principal stockholder, because of the relationship of the Company and its stockholders, it believes that these advances will be repaid on a short-term basis and, accordingly, the carrying value of the advances approximates fair value.

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

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SEGMENT INFORMATION (CONCLUDED):

Net sales, cost of sales and other related segment information follows:

                                          2004               2003
                                       ----------         ----------

Revenue:
    Banking Equipment                  $2,199,831         $2,470,846
    Office Equipment                      266,093            151,670
                                       ----------         ----------
          Totals                        2,465,924          2,622,516
                                       ----------         ----------

Cost of goods sold:
    Banking Equipment                   1,712,962          1,780,745
    Office Equipment                      159,948            107,040
                                       ----------         ----------
          Totals                        1,872,910          1,887,785
                                       ----------         ----------

Gross profit:
    Banking Equipment                     486,869            690,101
    Office Equipment                      106,145             44,630
                                       ----------         ----------
          Totals                          593,014            734,731
                                       ----------         ----------

Segment assets:
    Inventories:
       Banking Equipment                  608,912            670,819
       Office Equipment                    10,435                871
                                       ----------         ----------
          Totals                          619,347            671,690

    Other assets                          693,606            609,202
                                       ----------         ----------

          Total assets                 $1,312,953         $1,280,892
                                       ==========         ==========



* * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

a) Disclosure controls and procedures. Based upon an evaluation, supervised by Paul Clark, our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of May 31, 2004.

(b) Internal controls. During the year ended May 31, 2004, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

All information presented in this Item is as of August 5, 2004. The following table and notes thereto lists: (1) the names and ages of all directors and executive officers of the Company; (2) the positions and offices that each person holds with the Company; (3) the term of office as a director and/or executive officer, and the period during which the person has served as a director and/or executive officer; and (4) any arrangement or understanding between the director and/or executive officer and any other person, pursuant to which they are, or are to be, selected as a director and/or executive officer*.



NAME                    AGE     POSITION
----                    ---     --------
Paul D. Clark**         61      President, Director, and Chief Executive Officer
Roberta Clark**         59      Secretary and Director
Albert Blankenship      71      Former Chief Financial Officer and Director

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

ALBERT E. BLANKENSHIP had been our Chief Financial Officer and a Director since 1998. From approximately 1990, he had been a practicing accountant. He had extensive financial experience in a variety of industries, with both publicly and privately held corporations. He also managed financial and tax affairs for a variety of corporate clients. He served as the Chief Financial Officer and a director of Helionics, Inc. of Franklin, Kentucky. Mr. Blankenship received his B.S. in Business Administration from Bowling Green (KY) College of Commerce, and is a retired U.S. Army officer. He held certificate #871 for state board of accountancy effective 2-14-62. Mr. Blankenship passed away on August 14, 2004.

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

We do not have an audit committee of our board of directors, and, as noted above, our former Chief Financial Officer and Director, Albert Blankenship, recently passed away. We have not yet adopted a code of ethics for our officers and directors primarily because the size of our company and our relatively few officers and directors make the formulation of such a code less significant when compared with other priorities of running our business. As time and our budget justify, we will consider implementing such a plan going forward.


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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the salary for Company's last three completed fiscal years for the named executive officers. Unless otherwise indicated, no bonus, other annual compensation, restricted stock awards, securities underlying options or stock appreciation rights, long-term incentive plan payouts, or other long-term compensation was awarded.

                           SUMMARY COMPENSATION TABLE



NAME AND PRINCIPAL POSITION                 YEAR           ANNUAL COMPENSATION
---------------------------                 ----           -------------------
Paul D. Clark,                              2004           $ 78,500
CEO, CFO and                                2003           $126,500
President                                   2002           $ 75,600

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of our securities as of August 16, 2004, by our officers and directors and by any person who is known to us to be the beneficial owner of more than 5% of our common stock, $.01 par value per share:



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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We presently occupy approximately 32,000 square feet of office, warehouse, showroom and shop space in two separate locations in Bowling Green, Kentucky, for an aggregate monthly rental of $7,200, pursuant to lease agreements with our President, Paul D. Clark, as owner of the property. Related rent expense amounted to $86,400 and $86,789 for the fiscal years ended May 31, 2004 and 2003, respectively.

The Banker's Store owed Mr. Clark an aggregate sum of $415,891 as of May 31, 2004. This amount consisted primarily of inventory purchased from Mr. Clark in May 1999, and compensation accrued but not paid.

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

32.1    Certification of Paul Clark


(1) Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 1998.

(2) Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 2000.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES FOR FISCAL YEAR 2004

During the fiscal year ended May 31, 2004, we were billed and paid J.H. Cohn LLP, our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements, $54,616.

AUDIT FEES FOR FISCAL YEAR 2003

During the fiscal year ended May 31, 2003, we were billed and paid J.H. Cohn LLP, our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements, $51,529.



TAX FEES

During the fiscal years ended May 31, 2004 and 2003, we were billed and paid J.H. Cohn $5,665 and $5,250, respectively, for tax preparation work.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Banker's Store, Inc.




BY: /S/ PAUL D. CLARK
    ------------------------------
    PAUL D. CLARK PRESIDENT, CEO,
    CFO &  DIRECTOR



Dated: August 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/S/ PAUL D. CLARK                                        DATED: AUGUST 30, 2004
-------------------------------
PAUL D. CLARK PRESIDENT, CEO, CFO, &
DIRECTOR

/S/ ROBERTA CLARK                                        DATED: AUGUST 30, 2004
-------------------------------
ROBERTA CLARK SECRETARY & DIRECTOR