Form 10QSB
period 2004-08-31
BANKERS STORE INC
filed 2004-10-20
CIK 27850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

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

Common stock, par value $0.01, 14,947,215 shares outstanding as of October 17, 2004.

                            THE BANKER'S STORE, INC.

                                   FORM 10-QSB

                                 AUGUST 31, 2004


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

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND
CONTINGENCIES:

Significant accounting estimates:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2004 and as outlined in our previously filed Form 10-KSB have been applied consistently for the three months ended August 31, 2004.

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

On September 20, 2002, Paul Clark purchased an additional building located at 370 Cal Batsel Road, Bowling Green, Kentucky for $225,000. It primarily consists of a showroom and is being leased from him under a month to month lease for $2,200 per month, plus taxes and maintenance expenses, pursuant to a lease that has also recently been extended to 2007.

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

Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and, subsequent to the acquisition, becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Store net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Store the proceeds of the shares sold. As of August 31, 2004, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

As of August 31, 2004, we have reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

On March 7, 2000, we filed an action in the Supreme Court of New York, County of New York, against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and seeking an accounting of Taurus' books and records. The action arises out of B.G. Banking's confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On November 15, 2000 a motion filed by Taurus counsel to be relieved as counsel was granted. On December 14, 2000, the court granted our oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the court granted the motion filed by the defendant and, as a result, the action has been transferred to the New York State Supreme Court, Delaware County. The Company is awaiting a date for a hearing on its claim against the plaintiff for damages. The parties are scheduled to begin taking depositions in the case on October 26, 2004. The Company intends to continue to litigate this action.

Although we cannot predict the outcome of the litigation described above, we do not believe that the ultimate outcome will have any material adverse effect on our consolidated financial statements in subsequent periods.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the three months ended August 31, 2004:



                                                   Three months ended
                                                       August 31,
                                                   2004           2003
                                                -------------------------

Revenue                                           100.0%         100.0%
Cost of goods sold                                 75.2%          80.5%
                                                  -----          -----

Gross profit                                       24.8%          19.5%

Selling, general and
administrative expenses                            26.1%          20.4%
                                                  -----          -----

Loss from operations                               (1.3)%          (.9)%
Other income (expense)                              (.1)%           .2%
                                                  -----          -----

Net loss                                           (1.4)%          (.7)%
                                                  =====          =====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2003.

Revenues were approximately $652,400 for the three months ended August 31, 2004 as compared to approximately $705,900 for the three months ended August 31, 2003 reflecting a decrease of approximately $53,500 or 7.6%. The decrease in revenues during the three months ended August 31, 2004 was caused primarily by decrease in revenue from our Banking equipment segment by approximately $29,700 or 5%. This decrease in sales during the three months ended August 31, 2004 was caused primarily by the low interest rate environment which has negatively impacted the earnings of financial institutions. Therefore, financial institutions have reduced their spending on new construction and are focusing instead on small remodeling projects, upgrading of ATMs, drive up systems and other new technologies. This trend by the financial institution will probably continue for the next quarter.

Cost of goods sold and related expenses for the three months ended August 31, 2004 were approximately $491,000 or 75.2% of net sales as compared to approximately $568,000 or 80.5% of net sales for the three months ended August 31, 2003. Gross profit increased during the three months ended August 31, 2004 as compared to the three months ended August 31, 2003 primarily due to the ratio of refurbished products sold to new products sold. During this quarter we sold more refurbished products which carry a higher gross profit percentage.

Selling, general and administrative expenses were approximately $170,200 for the three months ended August 31, 2004 as compared to approximately $143,600 for the three months ended August 31, 2003 reflecting an increase of approximately $26,600 or 19% over the same period last year. The increase is mainly due to general professional fees incurred relating to the litigation during the period.

As a result of the aforementioned, the Company incurred a net loss during the three months ended August 31, 2004 of approximately $8,900 as opposed to a net loss of approximately $4,600 for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $288,713 and working capital of $380,171 at August 31, 2004. During the three months ended August 31, 2004, our cash and cash equivalents increased by $6,300. Cash and cash equivalents generated from operations was $6,900 primarily due to a increase in accounts payable and accrued expenses of $114,000. This increase was used to increase inventory by $134,242 in anticipation of future sales and an decrease in accounts receivable of $96,892 resulting from a lower level of sales during the last month of the period. During the three months ended August 31, 2004, we also received net cash advances of $5,850 from our principal stockholder. We used part of these proceeds to purchase $2,449 of equipment and make principal payments on long term debt of $4,061.

We are evaluating various alternatives in addressing our future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and the purchase of additional property to build a new or additional office and warehousing facility. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy. We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs through at least August 31, 2005. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities and facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of August 31, 2004, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Paul D. Clark, the Company's President, CEO and CFO, supervised and participated in this evaluation. Based on this evaluation, Mr. Clark concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting known to the Chief Executive Officer and Chief Financial Officer that occurred during the period covered by this report that has materially affected , or is likely to materially effect, the Company's internal control over financial reporting.

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

a) Exhibits

31.1 Certification Pursuant to Rule 13a-14(a) of Paul Clark
32.1 Certification of Paul Clark

                              FINANCIAL STATEMENTS

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                                    I N D E X

                                      PAGE

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                                                         PAGE

         CONDENSED CONSOLIDATED BALANCE SHEET
                   AUGUST 31, 2004 (UNAUDITED)                            F-2

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED AUGUST 31, 2004 AND 2003 (UNAUDITED)      F-3

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED AUGUST 31, 2004 AND 2003 (UNAUDITED)      F-4

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                                      * * *

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2004
                                   (Unaudited)

                                     ASSETS



Current assets:
     Cash and cash equivalents                                       $  288,713
     Accounts receivable, net                                           173,422
     Inventories                                                        753,589
     Prepaid expenses and other current assets                           42,912
                                                                     ----------
              Total current assets                                    1,258,636

Equipment and improvements, net                                          78,139
Other assets                                                              7,332
                                                                     ----------

              Total                                                  $1,344,107
                                                                     ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
     Current portion of long-term debt                               $   13,333
     Accounts payable and accrued expenses                              223,689
     Customer deposits                                                  178,002
     Advances from principal stockholder                                421,441
     Private placement funds in dispute                                  42,000
                                                                     ----------
              Total current liabilities                                 878,465

Long-term debt, net of current portion                                    4,272
                                                                     ----------
              Total liabilities                                         882,737
                                                                     ----------

Contingencies

Stockholders' equity:
     Common stock, $.01 par value; 80,000,000 shares
         authorized; 14,947,215 shares outstanding                      149,473
     Additional paid-in capital                                         497,216
     Accumulated deficit                                               (185,319)
                                                                     ----------
              Total stockholders' equity                                461,370
                                                                     ----------

              Total                                                  $1,344,107
                                                                     ==========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
                                   (Unaudited)



                                                        2004             2003
                                                      --------         --------
Revenue                                               $652,394         $705,896

Cost of goods sold                                     490,835          567,954
                                                      --------         --------

Gross profit                                           161,559          137,942

Selling, general and administrative expenses           170,243          143,656
                                                      --------         --------

Loss from operations                                    (8,684)          (5,714)
                                                      --------         --------

Other income (expense):
    Interest and other income                              104           1,644
    Interest expense                                      (368)           (549)
                                                      --------         --------
       Totals                                             (264)           1,095
                                                      --------         --------

Net loss                                              $ (8,948)        $ (4,619)
                                                      ========         ========

Basic loss per common share                           $   ( - )        $   ( - )
                                                      ========         ========

Basic weighted average number of common
       shares outstanding                           14,947,215       14,947,215
                                                    ==========       ==========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
                                   (Unaudited)



                                                                                     2004            2003
                                                                                  ----------      ----------
Operating activities:
     Net loss                                                                     $   (8,948)       $ (4,619)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization                                                 7,383           8,048
         Changes in operating assets and liabilities:
              Accounts receivable                                                     96,892         (39,807)
              Inventories                                                           (134,242)        (55,235)
              Prepaid expenses and other current assets                                7,532           6,939
              Other assets                                                                            (1,000)
              Accounts payable and accrued expenses                                  114,078          41,733
              Customer deposits                                                      (75,765)         77,616
                                                                                  ----------      ----------
                      Net cash provided by operating activities                        6,930          33,675
                                                                                  ----------       ---------

Investing activities - capital expenditures                                           (2,449)        (15,247)
                                                                                  ----------      ----------

Financing activities:

     Principal payments on long-term debt                                             (4,061)         (2,363)
     Loan payable - principal stockholder                                              5,850           6,600
                                                                                  ----------      ----------
                      Net cash provided by financing activities                        1,789           4,237
                                                                                  ----------      ----------

Net increase in cash and cash equivalents                                              6,270          22,665
Cash and cash equivalents, beginning of period                                       282,443         239,744
                                                                                  ----------      ----------

Cash and cash equivalents, end of period                                          $  288,713      $  262,409
                                                                                  ==========      ==========


Supplemental disclosure of cash flow information:
     Interest paid                                                                $      368      $      549
                                                                                  ==========      ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of August 31, 2004, and the Company's results of operations and cash flows for the three months ended August 31, 2004 and 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2004 and for the years ended May 31, 2004 and 2003 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2004.

The consolidated results of operations for the three months ended August 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE:

The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding at August 31, 2004 or 2003.

NOTE 3 - INCOME TAXES:

As of August 31, 2004, the Company had net operating loss carryforwards of approximately $71,000 available to reduce future Federal taxable income which will expire at various dates through 2023. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $126,000 from the utilization of those net operating loss carryforwards and its other deferred tax assets by an equivalent valuation allowance as of August 31, 2004.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - INCOME TAXES (CONCLUDED):

The Company had also offset the potential benefits from its deferred tax assets by equivalent valuation allowances during the year ended May 31, 2004. As a result of the decrease in the valuation allowance of $1,000 and the increase in the valuation allowance of $3,000 during the three months ended August 31, 2004 and 2003, respectively, the Company did not recognize any income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in those periods.

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

Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by The Banker's Store, Inc. and, subsequent to the acquisition, becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of August 31, 2004, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

As of August 31, 2004, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - CONTINGENCIES (CONCLUDED):

LITIGATION (CONCLUDED):

On March 7, 2000, the Company filed an action in the Supreme Court of New York, County of New York, against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and seeking an accounting of Taurus' books and records. The action arises out of B.G. Banking's confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On November 15, 2000, a motion filed by Taurus' counsel to be relieved as counsel was granted. On December 14, 2000, the court granted the Company's oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the court granted a motion filed by the defendant and, as a result, the action has been transferred to the New York State Supreme Court, Delaware County. The Company is awaiting a date for a hearing on its claim against the plaintiff for damages. The parties are scheduled to begin taking depositions on October 26, 2004. The Company intends to continue to litigate this action.

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

Revenue, cost of goods sold and other related segment information follows as of August 31, 2004 and for the three months ended August 31, 2004 and 2003:

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - SEGMENT INFORMATION (CONCLUDED):



                                       August           August
                                      31, 2004         31, 2003
                                     ----------      -----------

Revenue:
    Banking Equipment                $  584,491      $   614,171
    Office Equipment                     67,903           91,725
                                     ----------      -----------

          Totals                     $  652,394      $   705,896
                                     ==========      ===========

Cost of goods sold:
    Banking Equipment                $  434,513      $   506,838
    Office Equipment                     56,322           61,116
                                     ----------      -----------

          Totals                     $  490,835      $   567,954
                                     ==========      ===========

Gross profit:
    Banking Equipment                $  149,978      $   107,333
    Office Equipment                     11,581           30,609
                                     ----------      -----------

          Totals                     $  161,559      $   137,942
                                     ==========      ===========



Segment assets:
    Inventories:
       Banking Equipment             $  739,064
       Office Equipment                  14,525
                                     ----------
          Totals                        753,589

    Other assets                        590,518
                                     ----------

          Total assets               $1,344,107
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

                            THE BANKER'S STORE, INC.





                             BY: /s/ PAUL D. CLARK
                                 ------------------------------

                                     PAUL D. CLARK,



              PRESIDENT, CEO, CHIEF FINANCIAL OFFICER, AND DIRECTOR

                          (Principal Executive Officer)


Date: October 20, 2004