Form 10QSB
period 2004-11-30
BANKERS STORE INC
filed 2005-01-19
CIK 27850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

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

Common stock, par value $0.01, 14,947,215 shares outstanding as of January 13, 2005.

                            THE BANKER'S STORE, INC.

                                   FORM 10-QSB

                                NOVEMBER 30, 2004



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

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND
CONTINGENCIES:

Significant accounting estimates:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2004 and as outlined in our previously filed Form 10-KSB have been applied consistently for the six and three months ended November 30, 2004.

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

On September 20, 2002, Paul Clark purchased an additional building located at 370 Cal Batsel Road, Bowling Green, Kentucky for $225,000. It primarily consists of a showroom and is being leased from him under a month to month lease at $2,200 per month, plus taxes and maintenance expenses, pursuant to a lease that has also recently been extended to 2007.


Advances from principal stockholder:

From time to time, our president and principal stockholder advances cash to the company. These advances are noninterest bearing and are to be repaid on demand.


Contingencies:

                       Private placement - B.G. Banking:

Prior to the Store's reverse merger with B.G. Banking and FBEE that occurred in May 1998, B.G Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers of shares of B.G. Banking's common stock were offered and they received shares of common stock in the Store at a ratio of 1 share of B.G. Banking common stock to 1.5 shares of the Store's common stock. We issued 189,750 shares of its common stock in satisfaction of the subscription agreements at a value of $.67 per share.

Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Store net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Store the proceeds of the shares sold. As of November 30, 2004, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

As of November 30, 2004, we have reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

However, on September 26, 2001, Taurus Venture Capital Fund, LLC and Taurus filed a similar claim against the Store and our President, Paul Clark. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, the Company and its president filed a motion to discuss or abate the action. On
May 30, 2002, the court issued a decision denying the motion to dismiss.

On August 6, 2002, the Company and the President filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action pending in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of plaintiffs' books and records. The Company believes that they have meritorious defenses and intends to vigorously defend the action. On May 28, 2003, the Company and its president filed a motion to dismiss the action. The deposition of the Company's President was conducted on October 26, 2004. A hearing on the motion is presently being scheduled.

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

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the six and three months ended November 30, 2004:


                                        Six months ended     Three months ended
                                           November 30,         November 30,
                                       2004           2003    2004        2003
                                      ---------------------  -------------------

        Revenue                       100.0%         100.0%    100.0%    100.0%
        Cost of goods sold             80.3%          72.7%     85.5%     63.5%
                                      -----          -----     -----     -----

        Gross profit                   19.7%          27.3%     14.5%     36.5%

        Selling, general and
        administrative expenses        27.5%          24.1%     28.9%     28.6%
                                      -----          -----     -----     -----

        Income (loss) from operations  (7.8)%          3.2%    (14.4)%     7.9%
        Other income (expense)           -  %          (.2)%      - %      (.7)%
                                      -----          -----     -----     -----

        Net income (loss)              (7.8)%          3.0%    (14.4)%     7.2%
                                      =====          =====     =====     =====

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AS COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2003.

Revenues were approximately $1,285,000 for the six months ended November 30, 2004 as compared to approximately $1,299,000 for the six months ended November 30, 2003 reflecting a decrease of approximately $14,000 or 1.1%. This decrease in sales during the six months ended November 30, 2004 was caused primarily by the low interest rate environment, which has negatively impacted the earnings of financial institutions. Therefore, financial institutions have reduced their spending on new construction and are focusing instead on small remodeling projects, upgrading of ATMs, drive up systems and other new technologies. This trend by the financial institution will probably continue for the next quarter.

Cost of goods sold and related expenses for the six months ended November 30, 2004 were approximately $1,032,000 or 80.3% of net sales as compared to approximately $945,000 or 72.7% of net sales for the six months ended November 30, 2004. Gross profit decreased during the six months ended November 30, 2004 as compared to the six months ended November 30, 2003 primarily due to the ratio of refurbished products sold to new products sold. During this quarter we sold more new products which carry a lower gross profit percentage.

Selling, general and administrative expenses were approximately $353,000 for the six months ended November 30, 2004 as compared to approximately $313,000 for the six months ended November 30, 2003 reflecting an increase of approximately $40,000 or 12.8% over the same period last year. The increase is mainly due to the addition of three new employees (2 sales personnel and 1 administrative personnel) during the period as well as depreciation expense on fixed asset additions made during the period.

As a result of the aforementioned, the Company incurred a net loss during the six months ended November 30, 2004 of approximately $100,000 as opposed to earnings of approximately $38,000 for the comparable prior period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2003.

REVENUES:

Revenues were approximately $632,000 for the three months ended November 30, 2004 as compared to approximately $593,000 for the three months ended November 30, 2003 reflecting an increase of approximately $39,000 or 6.6%. The increase in revenues during the three months ended November 30, 2004 was caused primarily by the increase in sales of office equipment during the period.

COST OF GOODS SOLD:

Cost of goods sold and related expenses for the three months ended November 30, 2004 were approximately $541,000 or 85.5% of net sales as compared to approximately $377,000 or 63.5% of net sales for the three months ended November 30, 2003. Gross profit decreased during the three months ended November 30, 2004 as compared to the three months ended November 30, 2003 primarily due to the ratio of refurbished products sold to new products sold. During this quarter we sold more new products which carry a low gross profit percentage.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were approximately $182,000 for the three months ended November 30, 2004 as compared to approximately $170,000 for the three months ended November 30, 2003 reflecting an increase of approximately $12,000 or 7.1% over the same period last year. The increase is mainly due to the addition of three new employees (2 sales personnel and 1 administrative personnel) during the period as well as depreciation expense on fixed asset additions made during the period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $222,648 and working capital of $252,008 at November 30, 2004. During the six months ended November 30, 2004, our cash and cash equivalents decreased by $59,795. Cash and cash equivalents used in operations was $22,359 primarily due to an increase in inventory and accounts receivable of $142,834 and $37,151, respectively, and a net loss of $100,050. The decrease in cash flows from operations were partially offset by increases in accounts payable and accrued expenses and customer deposits of $143,072 and $104,842, respectively. During the six months ended November 30, 2004, we also received net cash advances of $11,700 from our principal stockholder and proceeds of $18,436 from long-term debt. We used part of these proceeds to purchase $58,092 of equipment and make principal payments on long-term debt of $7,480.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of November 30, 2004, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Paul D. Clark, the Company's President, CEO and CFO, supervised and participated in this evaluation. Based on this evaluation, Mr. Clark concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting known to the Chief Executive Officer and Chief Financial Officer that occurred during the period covered by this report that was materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                                     PART II

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

31.1 Certification Pursuant to Rule 13a-14(a) of Paul Clark

32.1 Certification of Paul Clark

                              FINANCIAL STATEMENTS

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                                    I N D E X

                                      PAGE



CONDENSED CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2004 (UNAUDITED)                                                F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX AND THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003 (UNAUDITED)            F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003 (UNAUDITED)                      F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)                                                            F-5 - F-9




                                      * * *

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2004
                                   (Unaudited)

                                     ASSETS



Current assets:
     Cash and cash equivalents                                       $  222,648
     Accounts receivable, net                                           307,465
     Inventories                                                        762,181
     Prepaid expenses and other current assets                           57,909
                                                                     ----------
              Total current assets                                    1,350,203

Equipment and improvements, net                                         123,920
Other assets                                                              7,332
                                                                     ----------

              Total                                                  $1,481,455
                                                                     ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
     Current portion of long-term debt                               $   17,630
     Accounts payable and accrued expenses                              252,683
     Customer deposits                                                  358,591
     Advances from principal stockholder                                427,291
     Private placement funds in dispute                                  42,000
                                                                     ----------
              Total current liabilities                               1,098,195

Long-term debt, net of current portion                                   14,992
                                                                     ----------
              Total liabilities                                       1,113,187
                                                                     ----------

Contingencies

Stockholders' equity:
     Common stock, $.01 par value; 80,000,000 shares
         authorized; 14,947,215 shares outstanding                      149,473
     Additional paid-in capital                                         497,216
     Accumulated deficit                                               (276,421)
     Less Treasury Stock 2,000 shares (at cost)                          (2,000)
                                                                     ----------
              Total stockholders' equity                                368,268
                                                                     ----------

              Total                                                  $1,481,455
                                                                     ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              SIX AND THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003
                                   (Unaudited)


                                   SIX MONTHS ENDED        THREE MONTHS ENDED
                                     NOVEMBER 30,             NOVEMBER 30,
                                  2004         2003         2004        2003
                               ----------   ----------   ----------  ----------
Revenue                        $1,284,782   $1,299,082   $  632,388  $  593,186

Cost of goods sold              1,031,833      944,556      540,998     376,602
                               ----------   ----------   ----------  ----------

Gross profit                      252,949      354,526       91,390     216,584

Selling, general and
administrative expenses           352,646      313,433      182,403     169,777
                               ----------   ----------   ----------  ----------

Income (loss) from operations     (99,697)      41,093      (91,013)     46,807

Other expense                        (353)      (2,841)         (89)     (3,936)
                               ----------   ----------   ----------  ----------

Net income (loss)              $ (100,050)     $38,252     $(91,102)    $42,871
                               ==========   ==========   ==========  ==========

Basic earnings (loss) per
common share                   $     (.01)  $       --   $     (.01)         --
                               ==========   ==========   ==========  ==========

Basic weighted average number
of common shares outstanding   14,947,215   14,947,215   14,947,215  14,947,215
                               ==========   ==========   ==========  ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                                     2004            2003
                                                                                  ----------      ----------
Operating activities:
     Net income (loss)                                                            $ (100,050)       $ 38,252
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
         Depreciation and amortization                                                17,245          16,097
         Changes in operating assets and liabilities:
              Accounts receivable                                                    (37,151)        (21,241)
              Inventories                                                           (142,834)        (48,477)
              Prepaid expenses and other current assets                               (7,465)        (11,154)
              Accounts payable and accrued expenses                                  143,072          40,025
              Customer deposits                                                      104,824         (35,075)
                                                                                  ----------      ----------
                      Net cash used in operating activities                          (22,359)        (21,573)
                                                                                  ----------       ---------

Investing activities - capital expenditures                                          (58,092)        (25,052)
                                                                                  ----------      ----------

Financing activities:
     Principal payments on long-term debt                                             (7,480)         (5,563)
     Proceeds from long-term debt                                                     18,436          10,086
     Loan payable - principal stockholder                                             11,700          13,200
     Purchase of Treasury Stock                                                       (2,000)
                                                                                  ----------      ----------
                      Net cash provided by financing activities                       20,656          17,723
                                                                                  ----------      ----------

Net decrease in cash and cash equivalents                                            (59,795)        (28,902)
Cash and cash equivalents, beginning of period                                       282,443         239,744
                                                                                  ----------      ----------

Cash and cash equivalents, end of period                                          $  222,648      $  210,842
                                                                                  ==========      ==========


Supplemental disclosure of cash flow information:
     Interest paid                                                                $      588      $    1,081
                                                                                  ==========      ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of November 30, 2004, and the Company's results of operations and cash flows for the six months ended November 30, 2004 and 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2004 and for the years ended May 31, 2004 and 2003 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2004.

The consolidated results of operations for the six and three months ended November 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE:

The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive securities, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive securities outstanding at November 30, 2004 or 2003.

NOTE 3 - INCOME TAXES:

As of November 30, 2004, the Company had net operating loss carryforwards of approximately $167,000 available to reduce future Federal taxable income which will expire at various dates through 2023. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $160,000 from the utilization of those net operating loss carryforwards and its other deferred tax assets by an equivalent valuation allowance as of November 30, 2004.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - INCOME TAXES (CONCLUDED):

The Company had also offset the potential benefits from its deferred tax assets by equivalent valuation allowances during the year ended May 31, 2004. As a result of the increase (decrease) in the valuation allowance of $34,000 and $(1,000) for the six and three months ended November 30, 2004, respectively, and decrease in the valuation allowance of $(6,000) and $(9,000) for the six and three months ended November 30, 2003, respectively, the Company did not recognize any income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in those periods.

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

Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by The Banker's Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of November 30, 2004, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

As of November 30, 2004, the Company has reserved 329,500 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

However, on September 26, 2001, Taurus Venture Capital Fund, LLC and Taurus filed a similar claim against the Company and its president. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, the Company and its president filed a motion to dismiss or abate the action. On May 30, 2002, the court issued a decision denying the motion to dismiss.

On August 6, 2002, the Company and the President filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action pending in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion of unjust enrichment, and seeking an accounting of plaintiff's books and records. The Company believes that they have meritorious defenses and intends to vigorously defend the action. On May 28, 2003, the Company and its president filed a motion to dismiss the action. The deposition of the Company's President was conducted on October 26, 2004. A hearing on the motion is presently being scheduled.

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

Although it cannot predict the outcome of the litigation described above, management does not believe that the ultimate outcome of the claims brought by the plaintiffs will have any material adverse effects on the Company's consolidated financial statements in subsequent periods.

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

Revenue, cost of sales and other related segment information follows as of November 30, 2004 and for the six and three months ended November 30, 2004 and 2003:

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - SEGMENT INFORMATION (CONCLUDED):


                                  SIX MONTHS ENDED            THREE MONTHS ENDED
                                    NOVEMBER 30,                 NOVEMBER 30,
                                 2004          2003            2004       2003
                              ----------    -----------      --------   --------
Revenue:
    Banking Equipment         $1,142,542    $ 1,162,603     $ 558,051   $548,432
    Office Equipment             142,240        136,479        74,337     44,754
                              ----------    -----------      --------   --------

          Totals              $1,284,782    $ 1,299,082      $632,388   $593,186
                              ==========    ===========     =========  =========

Cost of goods sold:
    Banking Equipment         $  943,809    $   857,384     $ 509,296   $350,546
    Office Equipment              88,024         87,172        31,702     26,056
                              ----------    -----------     ---------   --------

          Totals              $1,031,833    $   944,556     $ 540,998   $376,602
                              ==========    ===========     =========   ========

Gross profit:
    Banking Equipment         $  198,733    $   305,219     $  48,755   $197,886
    Office Equipment              54,216         49,307        42,635     18,698
                              ----------    -----------      --------    -------

          Totals              $  252,949    $   354,526     $  91,390   $216,584
                              ==========    ===========     =========   ========

Segment assets:
    Inventories:
       Banking Equipment      $  746,720
       Office Equipment           15,461
                              ----------
          Totals                 762,181

    Other assets                 719,274
                              ----------

          Total assets        $1,481,455
                              ==========



* * *

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE BANKER'S STORE, INC.


                                           By: /s/ Paul D. Clark
                                               -----------------
                                           Paul D. Clark, President, CEO,
                                           Chief Financial Officer, and Director
                                           (Principal Executive Officer)



Date: January 19, 2005