Form 10QSB
period 2005-02-28
BANKERS STORE INC
filed 2005-04-14
CIK 27850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                        COMMISSION FILE NUMBER: 000-8880

                            THE BANKER'S STORE, INC.


             (Exact name of registrant as specified in its charter)



            NEW YORK                                             22-3755756
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

Common stock, par value $0.01, 14,954,715 shares outstanding as of April 8, 2005.

                            THE BANKER'S STORE, INC.

                                   FORM 10-QSB

                                FEBRUARY 28, 2005



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

RECENT ACCOUNTING PRONOUNCEMENTS:


In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment" ("SFAS123R"), which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after December 15, 2005. SFAS123R will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. SFAS123R may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The adoption of SFAS123R is not expected to have a material impact on our consolidated financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4, ("SFAS151")." SFAS151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ..." SFAS151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS151 is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29", ("SFAS153"). The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions , " is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS153 is not expected to have a material impact on our financial position and results of operations.

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND
CONTINGENCIES:

SIGNIFICANT ACCOUNTING ESTIMATES:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2004 and as outlined in our previously filed Form 10-KSB have been applied consistently for the nine and three months ended February 28, 2005.

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

Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Store net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Store the proceeds of the shares sold. As of February 28, 2005, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

In December 2004, the Company issued 7,500 shares of common stock to one of the subscribers.

As of February 28, 2005, we have reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the nine and three months ended February 28, 2005 and 2004:



                                      Nine months ended     Three months ended
                                         February 28,         February 28,
                                     2005           2004    2005        2004
                                    ---------------------  -------------------

    Revenue                         100.0%         100.0%    100.0%    100.0%
    Cost of goods sold               78.7%          75.3%     76.0%     81.0%
                                    -----          -----     -----     -----

    Gross profit                     21.3%          24.7%     24.0%     19.0%

    Selling, general and
    administrative expenses          25.0%          24.8%     20.8%     26.1%
                                    -----          -----     -----     -----

    Income (loss) from operations    (3.7)%         (.1)%      3.2%     (7.1)%
    Other income (expense)             -  %           .5%       - %      2.0 %
                                    -----          -----     -----     -----

    Net income (loss)                (3.7)%          .4%       3.2%     (5.1)%
                                    =====          =====      =====     =====

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AS COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2004.

Revenues were approximately $2,031,000 for the nine months ended February 28, 2005 as compared to approximately $1,902,000 for the nine months ended February 28, 2004 reflecting a increase of approximately $129,000 or 6.8%. This increase in sales during the nine months ended February 28, 2005 is primarily due to an increase in spending by financial institutions during the period.

Cost of goods sold and related expenses for the nine months ended February 28, 2005 were approximately $1,599,000 or 78.7% of net sales as compared to approximately $1,433,000 or 75.3% of net sales for the nine months ended February 28, 2004. Gross profit decreased during the nine months ended February 28, 2005 as compared to the nine months ended February 28, 2004 primarily due to the ratio of refurbished products sold to new products sold. During this period we sold more new products which carry a lower gross profit percentage.

Selling, general and administrative expenses were approximately $507,000 for the nine months ended February 28, 2005 as compared to approximately $471,000 for the nine months ended February 28, 2004 reflecting an increase of approximately $36,000 or 7.6% over the same period last year. The increase is mainly due to the addition of three new employees during the year.

As a result of the aforementioned, the Company incurred a net loss during the nine months ended February 28, 2005 of approximately $77,000 as opposed to net income of approximately $8,000 for the comparable prior period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2004.

REVENUES:

Revenues were approximately $746,000 for the three months ended February 28, 2005 as compared to approximately $603,000 for the three months ended February 28, 2004 reflecting an increase of approximately $143,000 or 23.7%. The increase in revenues during the three months ended February 28, 2005 was caused primarily by the increase in spending by financial institutions during the period.

COST OF GOODS SOLD:

Cost of goods sold and related expenses for the three months ended February 28, 2005 were approximately $567,000 or 76% of net sales as compared to approximately $489,000 or 81% of net sales for the three months ended February 28, 2004. Gross profit increased during the three months ended February 28, 2005 as compared to the three months ended February 28, 2004 primarily due to the ratio of refurbished products sold to new products sold. During this quarter we sold more refurbished products which carry a higher gross profit percentage.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were approximately $155,000 for the three months ended February 28, 2005 as compared to approximately $157,000 for the three months ended February 28, 2004 reflecting an decrease of approximately $2,000 or 1.3% over the same period last year. The decrease is mainly due to the loss of 1 employee and a decrease in professional services.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $268,119 and working capital of $272,263 at February 28, 2005. During the nine months ended February 28, 2005, our cash and cash equivalents decreased by $14,324. Cash and cash equivalents provided by operations was $32,608 primarily due to an increase in inventory and accounts receivable of $49,228 and $47,760, respectively, and a net loss of $76,734. The decrease in cash flows from operations were completely offset by increases in accounts payable and accrued expenses and customer deposits of $133,749 and $41,647, respectively. During the nine months ended February 28, 2005, we also received net cash advances of $17,550 from our principal stockholder and proceeds of $18,436 from long-term debt. We used part of these proceeds to purchase new and preowned equipment and make principal payments on long-term debt of $12,473.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of February 28, 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Paul D. Clark, the Company's President, CEO and CFO, supervised and participated in this evaluation. Based on this evaluation, Mr. Clark concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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

31.1 Certification Pursuant to Rule 13a-14(a) of Paul Clark

32.1 Certification of Paul Clark

                              FINANCIAL STATEMENTS

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                                    I N D E X

                                     P A G E



CONDENSED CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2005 (UNAUDITED)                                                F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED FEBRUARY 28, 2005 AND 2004 (UNAUDITED)           F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004 (UNAUDITED)                     F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)       F-5 - F-9

* * *

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2005
                                   (Unaudited)

                                     ASSETS



Current assets:
     Cash and cash equivalents                                       $  268,119
     Accounts receivable, net                                           318,074
     Inventories                                                        668,575
     Prepaid expenses and other current assets                           46,525
                                                                     ----------
              Total current assets                                    1,301,293

Equipment and improvements, net                                         124,502
Other assets                                                              7,332
                                                                     ----------

              Total                                                  $1,433,127
                                                                     ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
     Current portion of long-term debt                               $   15,116
     Accounts payable and accrued expenses                              243,360
     Customer deposits                                                  295,413
     Advances from principal stockholder                                433,141
     Private placement funds in dispute                                  42,000
                                                                     ----------
              Total current liabilities                               1,029,030

Long-term debt, net of current portion                                   12,513
                                                                     ----------
              Total liabilities                                       1,041,543
                                                                     ----------

Contingencies

Stockholders' equity:
     Common stock, $.01 par value; 80,000,000 shares
         authorized; 14,954,715 shares outstanding                      149,548
     Additional paid-in capital                                         497,141
     Accumulated deficit                                               (253,105)
     Less treasury stock 2,000 shares (at cost)                          (2,000)
                                                                     ----------
              Total stockholders' equity                                391,584
                                                                     ----------

              Total                                                  $1,433,127
                                                                     ==========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED FEBRUARY 28, 2005 AND 2004
                                   (Unaudited)

                                  NINE MONTHS ENDED        THREE MONTHS ENDED
                                     FEBRUARY 28,              FEBRUARY 28,
                                  2005         2004         2005        2004
                               ----------   ----------   ----------  ----------
Revenue                        $2,030,615   $1,902,366   $  745,833  $  603,284

Cost of goods sold              1,599,009    1,433,249      567,176     488,693
                               ----------   ----------   ----------  ----------

Gross profit                      431,606      469,117      178,657     114,591

Selling, general and
administrative expenses           507,324      470,925      154,678     157,492
                               ----------   ----------   ----------  ----------

Income (loss) from operations     (75,718)      (1,808)      23,979     (42,901)

Other income (expense)             (1,016)       9,397         (663)     12,238
                               ----------   ----------   ----------  ----------

Net income (loss)              $  (76,734)      $7,589      $23,316    $(30,663)
                               ==========   ==========   ==========  ==========

Basic earnings (loss) per
common share                   $     (.01)  $       --   $     --         --
                               ==========   ==========   ==========  ==========

Basic weighted average number
of common shares outstanding   14,949,303   14,947,215   14,953,548  14,947,215
                               ==========   ==========   ==========  ==========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED FEBRUARY 28, 2005 AND 2004
                                   (Unaudited)



                                                                                     2005            2004
                                                                                  ----------      ----------

Operating activities:
     Net income (loss)                                                            $ (76,734)        $ 7,589
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                               27,015          24,145
         Changes in operating assets and liabilities:
              Accounts receivable                                                   (47,760)       (150,332)
              Inventories                                                           (49,228)        (77,363)
              Prepaid expenses and other current assets                               3,919          (2,847)
              Accounts payable and accrued expenses                                 133,749          41,076
              Customer deposits                                                      41,646         141,819
                                                                                  ----------      ----------
                      Net cash provided by (used in) operating activities            32,607         (15,913)
                                                                                  ----------      ---------

Investing activities - capital expenditures                                         (68,444)        (27,531)
                                                                                  ----------      ----------

Financing activities:
     Principal payments on long-term debt                                           (12,473)         (8,545)
     Proceeds from long-term debt                                                    18,436          10,086
     Loan payable - principal stockholder                                            17,550          19,800
     Purchase of treasury stock                                                      (2,000)
                                                                                  ----------      ----------
                      Net cash provided by financing activities                      21,513          21,341
                                                                                  ----------      ----------

Net decrease in cash and cash equivalents                                           (14,324)        (22,103)
Cash and cash equivalents, beginning of period                                      282,443         239,744
                                                                                  ----------      ----------

Cash and cash equivalents, end of period                                          $ 268,119      $  217,641
                                                                                  ==========      ==========


Supplemental disclosure of cash flow information:
     Interest paid                                                                $   1,528       $   1,514
                                                                                  ==========      ==========



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of February 28, 2005, and the Company's results of operations and cash flows for the nine and three months ended February 28, 2005 and 2004. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2004 and for the years ended May 31, 2004 and 2003 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2004.

The consolidated results of operations for the nine and three months ended February 28, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE:

The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive securities, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive securities outstanding at February 28, 2005 or 2004.

NOTE 3 - INCOME TAXES:

As of February 28, 2005, the Company had net operating loss carryforwards of approximately $144,000 available to reduce future Federal taxable income which will expire at various dates through 2023. Due to the uncertainties related to, the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $151,000 from the utilization of those net operating loss carryforwards and its other deferred tax assets by an equivalent valuation allowance as of February 28, 2005.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - INCOME TAXES (CONCLUDED):

The Company had also offset the potential benefits from its deferred tax assets by equivalent valuation allowances during the year ended May 31, 2004. As a result of the increase (decrease) in the valuation allowance of $24,000 and $(9,000) for the nine and three months ended February 28, 2005, respectively, and increase in the valuation allowance of $7,000 and $25,000 for the nine and three months ended February 28, 2004, respectively, the Company did not recognize any income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in those periods.

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

Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by The Banker's Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of February 28, 2005, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

In December 2004, the Company issued 7,500 shares of common stock to one of the subscribers.

As of February 28, 2005, the Company has reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.


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

Revenue, cost of sales and other related segment information follows as of February 28, 2005 and for the nine and three months ended February 28, 2005 and 2004:

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - SEGMENT INFORMATION (CONCLUDED):

                                   NINE MONTHS ENDED        THREE MONTHS ENDED

                                      FEBRUARY 28,              FEBRUARY 28,
                                   2005        2004           2005       2004
                                ----------  -----------     --------   --------
  Revenue:
      Banking Equipment         $1,812,672  $ 1,692,460    $ 670,130   $529,857
      Office Equipment             217,943      209,906       75,703     73,427
                                ----------  -----------     --------   --------

            Totals              $2,030,615  $ 1,902,366    $ 745,833   $603,284
                                ==========  ===========    =========   ========

  Cost of goods sold:
      Banking Equipment         $1,463,864  $ 1,299,884    $ 520,055   $442,500
      Office Equipment             135,145      133,365       47,121     46,193
                                ----------  -----------    ---------   --------

            Totals              $1,599,009  $ 1,433,249    $ 567,176   $488,693
                                ==========  ===========    =========   ========

  Gross profit:
      Banking Equipment         $  348,808  $   392,576    $ 150,075    $87,357
      Office Equipment              82,798       76,541       28,582     27,234
                                ----------  -----------     --------    -------

            Totals              $  431,606  $   469,117    $ 178,657   $114,591
                                ==========  ===========    =========   ========

  Segment assets:
      Inventories:
         Banking Equipment      $  652,144
         Office Equipment           16,431
                                ----------
            Totals                 668,575

      Other assets                 764,552
                                ----------

            Total assets        $1,433,127
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



DATE: APRIL 13, 2005