Form 10QSB/A
period 2005-02-28
BANKERS STORE INC
filed 2005-05-06
CIK 27850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                        (AMENDMENT NO. 1 TO FORM 10-QSB)

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

                                EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Form 10-QSB, at the request of the Securities and Exchange Commission, for the sole purpose of re-submitting the officer's certification which is attached hereto as Exhibit 31. Except as described above, no other changes have been made to the original Form 10-QSB, and this Form 10-QSB/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-QSB.

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
                                     ==========



                                     * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                      THE BANKER'S STORE, INC.

                      By: /S/ PAUL D. CLARK
                          -----------------
                          Paul D. Clark,
                          President, CEO, Chief Financial Officer, and Director
                         (Principal Executive Officer)

Date: May 6, 2005