Form 10KSB
period 2005-05-31
BANKERS STORE INC
filed 2005-09-09
CIK 27850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2005
                         COMMISSION FILE NO.: 000-08880

                            THE BANKER'S STORE, INC.
                    (Exact Name of Registrant in its Charter)

NEW YORK                                                   22-3755766
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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

For the fiscal year ended May 31, 2005, the issuer's revenues were $2,878,711.

As of August 19, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $135,287. This aggregate market value is computed by reference to the last sale price of such common equity on such date. As of August 19, 2005, the Registrant had 14,954,715 shares of common stock outstanding.

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

In connection with this acquisition, we issued 11,282,250 shares of our common stock in exchange for all of the shares of the acquired companies. As a result of the exchange, the former stockholders of the acquired companies owned approximately 75% of the post-acquisition entity, and our former stockholders owned approximately 25% of the post-acquisition entity. The acquisition was treated as a purchase business combination and a reverse acquisition for accounting purposes, in which we were the legal acquirer and the acquired companies were the accounting acquirer.

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

All of our equipment sold is new or pre-owned and refurbished in our shops. We receive much of our products directly from existing customers, through asset managers of bank holding companies, web advertising, and a large independent bank equipment dealer network.

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

Distribution Methods of Products and Services.

Sales of equipment are made directly to customers by our sales personnel, as well as representatives from related companies, and direct support from several manufacturers and distributors. The technical nature of our products requires direct contact with customers and their architects and building contractors. Most products are sold under contractual agreements on total price, terms and conditions when installation by us is required. Purchase agreements are required from customers who provide for their own installations. We currently employ two outside sales representatives who operate in Kentucky, Tennessee and bordering states and one in-house sales representative who services customers over the telephone and internet and on a walk-in basis.

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

We have completed the first showroom for display and demonstration of ATM's, check cashing, and other cash handling machines. Once space is available, we plan to install a permanent display area for drive-up systems which we currently use warehouse space to demonstrate along with furniture. When complete, we plan to have a showplace for the latest equipment for banking delivery systems. As planned, the showroom will allow our customers to compare products from different manufacturers. By appointment, our prospective customers can bring drawings of upcoming projects and we will provide brochures, schematics and cut sheets for the architect or builder with complete specifications of all our products, including office furniture.

Product Sources and Principal Suppliers.

Because of a large number of mergers in the past decade among banks, resulting in the closing of many branches, we have been able to stockpile large quantities of equipment for resale. This includes safes and vaults, vault panels, depositories, bullet resistant glass, and teller fixtures. We do not believe that a shortage of our products is likely. Because part of this business requires that we match an existing product's specifications, size, color, etc. of teller fixtures, safe deposit boxes, ATMs, we buy from several manufactures for each product we sell. We can usually match our competitors' equipment for quality and price, with new or pre-owned products purchased directly from manufacturers, distributors and specialty equipment brokers.

Significant Customers.

Our core market has been the community banks and credit unions of usually ten branches or less. One customer dealing in ATMs accounted for 16% of total revenues during the year ended May 31, 2005. This customer purchased these machines from us to satisfy demand fueled by the mandated upgrade or replacement of ATMs already in the field for triple (DES) encryption and ADA compliance. We expect this trend to continue through this year but to be less significant as more upgrades and/or replacements are completed.

Intellectual Property.

None.

Need for any Governmental Approval for Products or Services.

None.

Effect of Existing or Probable Governmental Regulations on the Business.

None.

Description of Research and Development Activities Over Last Two Years.

None.

Costs and Effects of Compliance with Environmental Laws.

None.

EMPLOYEES

As of August 30, 2005, we employed 20 full-time employees. Paul Clark serves as our President, and Roberta Clark as our corporate Secretary. We have three persons employed in sales, three persons in administrative capacities and one clerical worker. We also have five persons engaged in installation, and six in service activities, in the field.

ITEM 2. DESCRIPTION OF PROPERTY

We currently occupy approximately 32,000 square feet of office, warehouse, showroom and shop space which we lease from our President and CEO, Paul Clark, pursuant to two separate leases. Pursuant to a three year lease agreement dated August 1, 1998, we pay Mr. Clark a monthly rental of $5,000, plus maintenance expenses, for 23,976 square feet of office and warehouse space, which is located at 1535 Memphis Junction Road, Bowling Green, Kentucky. This lease has been renewed to 2007 on substantially the same terms. We also pay Mr. Clark $2,200 per month, plus maintenance expenses, for the remainder of the space, primarily consisting of a showroom located at 370 Cal Batsel Road, Bowling Green, Kentucky, pursuant to a lease that has also been extended to 2007.

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

On September 26, 2001, we were named as a defendant (under the names The Bankstore, Inc. and B.G. Banking Equipment, Inc.) in an action filed in the Circuit Court of the Twelfth Judicial District, Manatee County, Florida by Taurus Venture Capital Fund, LLC and Taurus International Investments, Inc. Our president, Paul D. Clark ("Clark"),was also named as a defendant. The action alleges that The Banker's Store and Mr. Clark violated various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Alexander Brosda and Andrew Seim (allegedly as the beneficial owners for plaintiffs), for 225,000 shares of the common stock of the The Banker's Store. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, we filed a motion along with Mr. Clark to dismiss the action on jurisdictional grounds. On May 30, 2002, the court issued a decision denying the motion to dismiss.

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

On May 28, 2003, the Company and Clark filed a motion for summary judgment dismissing the complaint. Plaintiffs have not yet responded to the motion and the Company and Clark are waiting for the court to schedule a hearing on the motion. The deposition of Clark was conducted by plaintiffs on October 26, 2004.

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

The following table sets forth the high and low bid information for our Common Stock for each quarter, since August 31, 2003. This information was received from the OTC Bulletin Board. As these are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

                                                         High:           Low:

For the quarter ended:      August 31, 2003              0.11            0.05
                            November 30, 2003            0.17            0.05
                            February 28, 2004            0.11            0.10
                            May 31, 2004                 0.05            0.05
                            August 31, 2004              0.06            0.06
                            November 30, 2004            0.08            0.05
                            February 28, 2005            0.15            0.07
                            May 31, 2005                 0.19            0.13

Holders of our Securities.

The approximate number of holders of record of our common Stock, as of August 8, 2005, was 900. This information was obtained from Continental Stock Transfer & Trust Company, our transfer agent.

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

Overview

The Banker's Store, Inc. (the "Store") was established in 1968. It remained dormant for many years until we completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc., ("FBEE"), Kentucky corporations. We are now in the business of buying, selling, trading and refurbishing financial equipment (both new and pre-owned) for banks and other financial institutions. We also sell office equipment and furniture at retail. We market products throughout the United States primarily through direct sales to financial institutions and other distributors supported by our direct sales force and soliciting new contacts through our presence on the Internet.

We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including our ability to obtain new products at competitive prices, sources of good used banking and banking related equipment and furniture at favorable prices, market acceptance of current or new products, delays, or inefficiencies, shipping problems, seasonal customer demand, the timing of significant orders, competitive pressures on average selling prices and changes in the mix of products sold.

Operating results could also be adversely affected by a downturn in the market for our current and future products, order cancellations, order rescheduling or remanufacturing delays. We purchase and resell new merchandise and remanufacture and ship our other products shortly after receipt of orders. We have not developed a significant backlog for such products and do not anticipate developing a material backlog for such products in the future.

Because we plan to increase our operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets, our operating results could be adversely affected if our sales do not correspondingly increase or if our product development efforts are unsuccessful or are subject to delays.

We may not be able to sustain revenue growth on a quarterly or annual basis and our operating results may not be consistent with predictions made by securities analysts.

SUMMARY OF CRITICAL ACCOUNTING POLICIES, RELATED PARTY TRANSACTIONS AND
CONTINGENCIES:

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

Impairment losses on the equipment and improvements are recognized when events indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and all or a portion of such carrying value may not be recoverable. We did not recognize any impairment losses during 2005 or 2004.

Income Taxes:

Deferred tax assets resulted from temporary differences attributable to allowance for doubtful accounts, slow-moving inventories, accrued officer salary and operating loss carryforwards. As of May 31, 2005, we had net operating loss carryforwards of approximately $6,000 available to reduce future taxable income which will expire at various dates through 2024. Due to the uncertainties related to, among other things, the changes in our ownership which, could subject those loss carryforwards to substantial annual limitation, and the extent and timing of our future taxable income, we offset the deferred tax assets attributable to the potential benefits of approximately $6,000 from the utilization of those net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance as of May 31, 2005.

New Accounting Pronouncements:

The Company evaluated new accounting pronouncements and concluded that none of them had any potential impact on its financial position, results of operations or cash flows.

Related Party Transactions:

We have entered into two operating leases with our President and principal stockholder, Paul Clark for the lease of an aggregate of approximately 32,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The leases provide for a monthly rent of $7,200 in the aggregate plus maintenance expenses. The leases expire in August and September 2007, respectively.

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

We may also be forced to defend ourselves against actions to be brought by unknown subscribers for shares of common stock of B.G. Banking whose purchase price has never been disclosed or delivered to the Store. We are aware of one alleged purchaser who claims to have delivered funds to Taurus and whose funds were apparently not turned over to us. In the opinion of management, the Store has no liability to such purchasers and intends to vigorously defend such actions, if and when brought.

We have received approximately $42,000 from Taurus relating to the purchase of shares by an unknown investor in June 1999. We are holding such funds in escrow pending disposition.

In December 2004, the Company issued 7,500 shares of common stock to one of the subscribers.

As of May 31, 2005, we have reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

Litigation:

Please see discussion of certain legal proceedings under Item 3.

Results of Operations

The following table sets forth operating data as a percentage of net sales:

                                             May 31,
                                        2005         2004
                                       -------------------

      Net sales                        100.0%       100.0%
      Cost of sales                     70.7%        76.0%
                                       -----        -----

      Gross profit                      29.3%        24.0%

      Expenses                          25.0%        24.4%
                                       -----        -----

      Income(loss)from operations        4.3%         (.4)%
      Other                              (.8)%         .4%
                                       -----        -----

      Net income                         3.5%         0.0%
                                       =====        =====

Results of Operations for the Years Ended May 31, 2005 and 2004.

Revenues were approximately $2,879,000 for the year ended May 31, 2005 as compared to approximately $2,466,000 for the year ended May 31, 2004 reflecting an increase of approximately $413,000 or 16.7%. In 2004, we became a Bank Business Partner (BBP) for a new line of ATM's which made us an authorized dealer for the manufacturer of this new line in a territory which includes Kentucky and Tennessee. Most of the increase in revenues resulted from sales to sub-dealers that ordered these new ATMs under our partner agreement. This arrangement may change in the near future with the possible reassignment of sales areas. Also, a significant percentage of our revenues in 2005 came from a single customer. (See discussion under Item 1. Description of Business -- Significant Customers.)

Cost of goods sold and related expenses were $2,034,000 for the year ended May 31, 2005 as compared to approximately $1,873,000 for the year ended May 31, 2004 reflecting an increase of approximately $161,000 or 8.6%. As a percentage of revenues, however, cost of goods sold was roughly consistent over the two years and actually declined to 70.7% in 2005 from 76.0% in 2004. This is because, in addition to our ATM sub-dealer sales, we also increased Internet and "cash-and-carry" type sales that do not require installation or other company services.

Gross profit increased by approximately $251,000 during the year ended May 31, 2005 primarily due to increased sales volume at lower handling costs. ATM sub-dealer programs added $415,000 in gross revenue with $102,000 of gross profit. As jobs are completed, the staging and labor involved in a job decreases and the true gross profit is revealed, since the equipment is never actually out of our inventory until the final bill is processed. The revenues steadily increased over the year ended May 31, 2005, as expenses decreased due to the change in status of current jobs and projects.

Selling, general and administrative expenses were approximately $719,000 for the year ended May 31, 2005 as compared to approximately $603,000 for the year ended May 31, 2004, reflecting an increase of approximately $117,000 or 19.3%. We attribute this increase to added fuel costs, increasing freight charges, supplies, incremental increases in all necessary business operations, and the hiring of additional personnel including a sales assistant and sales representative.

As a result of the aforementioned, our net income during the year ended May 31, 2005 increased by approximately $102,000 to approximately $101,000 as opposed to a net loss of approximately $1,000 for the comparable prior period.

Liquidity and Capital Resources

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $237,388 and working capital of $472,842 at May 31, 2005. During the year ended May 31, 2005, our cash and cash equivalents decreased by $45,055. Net cash and cash equivalents used in operations were $15,990 which resulted primarily from an increase in inventory of $92,430 and in accounts receivable of $155,157. The increase of inventory was a mix of advance purchases from three suppliers in anticipation of the threat of increasing steel prices and added costs of shipping. During the year ended May 31, 2005, we received proceeds from long-term debt of $19,200, which consisted of bank loans and used these proceeds and other cash sources to purchase two vehicles and to repay $18,319 of long-term debt.

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

We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs through at least May 31, 2006. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities and facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page

Report of Independent Registered Accounting Firm                         F-2/F-3

Consolidated:
   Balance Sheets
         May 31, 2005 and 2004                                             F-4

   Statements of Operations
          Years ended May 31, 2005 and 2004                                F-5

   Statements of Changes in Stockholder's Equity
           Years ended May 31, 2005 and 2004                               F-6

   Statements of Cash Flows
           Years ended May 31, 2005 and 2004                               F-7

Notes to Consolidated Financial Statements                                 F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

We have audited the consolidated balance sheet of The Banker's Store, Inc. and Subsidiaries as of May 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of The Banker's Store, Inc. and Subsidiaries as of May 31, 2004, were audited by other auditors whose report dated July 16, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Banker's Store, Inc. and Subsidiaries as of May 31, 2005, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Marmann, McCrary & Associates, PC
Sheffield, Alabama
August 15, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

We have audited the consolidated balance sheet of THE BANKER'S STORE, INC. AND SUBSIDIARIES as of May 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Banker's Store, Inc. and Subsidiaries as of May 31, 2004, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ J.H. Cohn, LLP
Roseland, New Jersey
July 16, 2004

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 2005 AND 2004

                        ASSETS                                     2005                2004
                                                               ------------       ------------
Current Assets:
   Cash and cash equivalents                                   $    237,388       $    282,443
   Accounts receivable, net of allowance for
      doubtful accounts of $3,048 and $11,626                       426,852            270,314
   Inventories                                                      711,778            619,347
   Prepaid expenses and other current assets                         44,444             50,444
                                                               ------------       ------------
         Total current assets                                     1,420,462          1,222,548

Equipment and improvements, net                                     105,755             83,073
Other assets                                                            832              7,332
                                                               ------------       ------------
         Totals                                                $  1,527,049       $  1,312,953
                                                               ============       ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                           $     12,497       $     14,533
   Accounts payable and accrued expenses                            216,324            109,611
   Customer deposits                                                237,808            253,767
   Note payable - principal stockholder                             207,991            207,991
   Accrued compensation - principal stockholder                     231,000            207,600
   Private placement funds in dispute                                42,000             42,000
                                                               ------------       ------------
         Total current liabilities                                  947,620            835,502

Long-term debt, net of current portion                               10,050              7,133
                                                               ------------       ------------
         Total liabilities                                          957,670            842,635

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 80,000,000
      shares authorized; 14,954,715 and 14,947,215 shares
      issued and outstanding                                        149,548            149,473
   Additional paid-in capital                                       497,141            497,216
   Less: treasury stock 2,000 shares (at cost)                       (2,000)                --
   Accumulated deficit                                              (75,310)          (176,371)
                                                               ------------       ------------
         Total stockholders' equity                                 569,379            470,318
                                                               ------------       ------------
         Totals                                                $  1,527,049       $  1,312,953
                                                               ============       ============

The accompanying notes are an integral part of these financial statements.

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MAY 31, 2005 AND 2004

                                                      2005              2004
                                                  -----------       -----------

Revenue                                           $ 2,878,711       $ 2,465,924

Cost of goods sold                                  2,034,061         1,872,910
                                                  -----------       -----------

Gross profit                                          844,650           593,014

Selling, general and administrative expenses          719,211           602,701
                                                  -----------       -----------

Income (loss) from operations                         125,439            (9,687)
                                                  -----------       -----------

Other income (expense):
  Interest and other income (expenses)                (22,118)           10,994
  Interest expense                                     (2,260)           (2,306)
                                                  -----------       -----------

    Total other income (expense):                     (24,378)            8,688
                                                  -----------       -----------

Net income (loss)                                 $   101,061       $      (999)
                                                  ===========       ===========

Basic earnings (loss) per common share            $      0.01       $        --
                                                  ===========       ===========

Diluted earnings (loss) per share                 $      0.01       $        --
                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        YEARS ENDED MAY 31, 2005 AND 2004

                                                                            Retained
                                                                            Earnings
                                 Common Stock             Additional        (Accum-
                          --------------------------        Paid-in          ulated          Treasury
                            Shares          Amount          Capital         Deficit)           Stock            Total
                          ----------      ----------      ----------       ----------       ----------       ----------
Balance May 31, 2003      14,947,215      $  149,473      $  497,216       $ (175,372)      $       --       $  471,317
Net loss                          --              --              --             (999)              --             (999)
                          ----------      ----------      ----------       ----------       ----------       ----------

Balance May 31, 2004      14,947,215         149,473         497,216         (176,371)              --          470,318
Shares issued                  7,500              75             (75)              --               --               --
Treasury stock                    --              --              --               --           (2,000)          (2,000)
Net income                        --              --              --          101,061               --          101,061
                          ----------      ----------      ----------       ----------       ----------       ----------

Balance May 31, 2005      14,954,715      $  149,548      $  497,141       $  (75,310)      $   (2,000)      $  569,379
                          ==========      ==========      ==========       ==========       ==========       ==========

The accompanying notes are an integral part of these financial statements.

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MAY 31, 2005 AND 2004

                                                                            2005               2004
                                                                         -----------       -----------
Operating activities
   Net income (loss)                                                     $   101,061       $      (999)
   Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating activities:
      Depreciation and amortization                                           28,664            36,551
      Provision for doubtful accounts                                         (1,380)          (11,626)
      Changes in operating assets and liabilities:
            Accounts receivable                                             (155,157)          (36,876)
            Inventories                                                      (92,430)           52,343
            Prepaid expenses and other current assets                          6,000             3,249
            Other assets                                                       6,498                --
            Accounts payable and accrued expenses                            106,713           (50,965)
            Customer deposits                                                (15,959)           62,158
                                                                         -----------       -----------
                Net cash provided by (used in) operating activities          (15,990)           53,835
                                                                         -----------       -----------

Investing activities
   Capital expenditures, net of writeoffs                                    (51,346)          (33,003)
                                                                         -----------       -----------
                Net cash provided by (used in) investing activities          (51,346)          (33,003)
                                                                         -----------       -----------

Financing activities
   Principal payments on long-term debt                                      (18,319)          (14,619)
   Proceeds from long-term debt                                               19,200            10,086
   Loan payable - Borrowing from principal stockholder                        23,400            26,400
   Common stock issued                                                           (75)               --
   Treasury stock                                                             (2,000)               --
   Additional paid in capital                                                     75                --
                                                                         -----------       -----------
                Net cash provided by financing activities                     22,281            21,867
                                                                         -----------       -----------

Net increase (decrease) in cash and cash
   equivalents                                                               (45,055)           42,699

Cash and cash equivalents, beginning of year                                 282,443           239,744
                                                                         -----------       -----------

Cash and cash equivalents, end of year                                   $   237,388       $   282,443
                                                                         ===========       ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                         $     2,260       $     2,306
                                                                         ===========       ===========

The accompanying notes are an integral part of these financial statements.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and principles of consolidation:

The Banker's Store, Inc. (the "Store") was incorporated under the laws of the State of New York on June 26, 1968. On May 31, 1998, the Company completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc. ("FBEE"), both Kentucky corporations, in exchange for 11,282,250 shares of its common stock. The acquisition of B.G. Banking and FBEE by the Store (collectively, the "Company") has been accounted for as a reverse merger involving a shell company, effectively a recapitalization of B.G. Banking and FBEE (the operating companies/accounting acquirers). Accordingly, the historical financial statements of the operating companies are presented as the historical financial statements of the registrant. The results of operations of the Store (legal acquirer) are included in the consolidated financial statements since May 31, 1998, the date of the merger. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is in the business of buying, selling, trading and refurbishing financial equipment for banks and other financial institutions. During 2001, the Company commenced the business of buying and selling office equipment.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Revenue recognition:

The Company records sales of furniture and equipment when the products are shipped. In sales that require installation, the Company generally obtains customer deposits and invoices the customer on completion of the contractual obligation. In such cases, the sale is recognized when the customer is invoiced upon completion of the installation, and the customer deposit is applied against the amount due.

Cash and cash equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories:

Inventory consists of new and used furniture and equipment primarily used in the banking industry. Inventories are stated at the lower of cost or market utilizing the first-in, first-out method. The Company reviews the inventory quarterly for obsolescence, and estimates an allowance. The allowance for obsolete inventory was $35,000 as of May 31, 2005 and 2004.

Equipment and improvements:

Equipment and improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization have been provided utilizing the straight-line method over the estimated useful lives of the assets.

Reclassifications:

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on the statement of operations.

Advertising:

Advertising expenses are considered non-response costs and are expensed as incurred. Total advertising expense was $ 11,382 in 2005 and $10,935 in 2004.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(concluded):

Net earnings (loss) per share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings
(loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period. The Company considered the reserve shares described in Note 8 as potentially dilutive common shares outstanding during the years ended May 31, 2005 and 2004. The weighted average numbers of shares for determining basic earnings per share were 14,950,965 and 14,947,215 in 2005 and 2004, respectively. The weighted average numbers of shares for determining diluted earnings per share were 15,272,465 and 15,269,215 in 2005 and 2004, respectively.

Income taxes:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities be computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. See Note 6.

NOTE 2 - EQUIPMENT AND IMPROVEMENTS:

Equipment and improvements consist of the following:

                                         Range of
                                        Estimated
                                       Useful Lives       2005         2004
                                      -------------     --------     --------
      Machinery and equipment         3 to 10 years     $ 50,455     $177,478
      Transportation equipment        5 years            173,232      263,753
      Computer equipment              5 years             19,787       18,830
      Furniture and fixtures          5 years              1,267       36,957
      Leasehold improvements          3 years             48,475       25,607
                                                        --------     --------
             Totals                                      293,216      522,625

      Less accumulated depreciation
        and amortization                                 187,461      439,552
                                                        --------     --------

             Totals                                     $105,755     $ 83,073
                                                        ========     ========

During 2005, the Company determined that certain assets were missing or of no value and recorded their disposition. A loss of approximately $21,000 was recorded as a result of this asset disposition.

Depreciation and amortization amounted to $28,664 and $36,551 for the years ended May 31, 2005 and 2004 respectively.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTE PAYABLE TO BANK:

The Company has a $150,000 revolving line of credit with borrowings bearing interest at .25% above the prime rate and guaranteed by the Company's principal stockholder. The line of credit expires on November 7, 2005. At May 31, 2005, the Company has no outstanding borrowings under the line.

NOTE 4 - LONG-TERM DEBT:

Long-term debt consists of the following notes that are collateralized by transportation equipment:

                                                           2005         2004
                                                         -------      -------
      Equipment obligations bearing interest
        at 15.3% collateralized by the
        underlying equipment and matures
        in 2005                                               --      $   690

      8.25% notes, payable in monthly installments
        of $336, including interest and maturing
        July 2005                                            684        4,489

      7% notes, payable in monthly installments
        of $357, including interest and maturing
        October 2005                                       1,752        5,758

      8% notes, payable in monthly installments
        of $239, including interest and maturing
        in June 2005                                         270        3,005

      6% notes, payable in monthly installments
        of $307, including interest and maturing
        in July 2006                                       4,419        7,724

      6.5% notes, payable in monthly installments
        of $310, including interest and maturing
        in September 2007                                  8,035           --

      6% notes payable in monthly installments
        of $283, including interest and maturing
        in September 2007                                  7,387           --
                                                         -------      -------
        Totals                                            22,547       21,666

      Less current portion                                12,497       14,533
                                                         -------      -------

      Long-term portion                                  $10,050      $ 7,133
                                                         =======      =======

Principal amounts due under the above obligations in each of the years subsequent to May 31, 2005 are $12,497 in 2006, $8,448 in 2007 and $1,602 in
2008.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY NOTE AND ACCRUED COMPENSATION:

The president and principal stockholder has an employment contract with the Company, renewable annually. The contract provides for an annual salary of $78,500 plus health insurance and other benefits. The Company has accrued compensation of $231,000 and $207,600 through May 31, 2005 and 2004, respectively, related to this contract.

The Company owes the president and principal stockholder for equipment and inventory $207,991 as of May 31, 2005 and 2004. In prior periods this was accounted for as non-interest bearing advances. In the fourth quarter of 2005, this was converted to a demand promissory note with interest accruing at prime plus 0.5% per annum. The president and principal stockholder has forgiven any claim for interest prior to converting the advances to a note payable. The president and principal stockholder has represented that he will not demand repayment until the Company has sufficient resources to make the repayment.

NOTE 6 - INCOME TAXES:

The provision for income taxes differs from the amounts computed using the Federal statutory rate of 34% as a result of the following:

                                                          2005         2004
                                                        ------        ------

      Expected provision at Federal statutory rate          34%          (34)%
      Effect of state taxes, net of Federal
        income tax effect                                    6            (6)
      Utilization of net operating loss                    (40)           40
                                                        ------        ------
                Effective tax rate                         --%           --%
                                                        ======        ======

In 2005, the Company utilized net operating loss carryforwards to offset its book and current taxable income. As of May 31, 2005, the Company had net operating loss carryforwards of approximately $6,000 available to reduce future taxable income that will expire at various dates through 2024.

Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitation, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $96,000 from the utilization of those net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance as of May 31, 2005. The Company has also offset the potential benefits from deferred assets of approximately $127,000 by an equivalent valuation allowance as of May 31, 2004.

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (concluded):

Significant components of the Company's deferred tax assets as of May 31, 2005 and 2004 are as follows:

                                                   2005           2004
                                                ---------      ---------
       Deferred tax assets(liabilities):
         Net operating loss carryforwards       $   2,000      $  50,000
         Accrued officer salary                    93,000         83,000
         Depreciation                             (24,000)       (25,000)
         Inventory reserve                         13,000         13,000
         Other                                     12,000          6,000
                                                ---------      ---------
                                                   96,000        127,000
       Valuation allowance for deferred
         tax assets                               (96,000)      (127,000)
                                                ---------      ---------
       Deferred tax assets                      $      --      $      --
                                                =========      =========

NOTE 7 - LEASE OBLIGATIONS - RELATED PARTY:

The Company has entered into two operating leases with its President and principal stockholder for the lease of an aggregate of 32,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The leases provide for a monthly rent of $7,200 plus maintenance expenses. The leases expire in August and September 2007, respectively.

Related rent expense amounted to $86,400 and $86,400 for the years ended May 31, 2005 and 2004, respectively.

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

As of May 31, 2005, the Company has reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONTINGENCIES (concluded):

Litigation (concluded):

On March 7, 2000, the Company filed an action in the Supreme Court of New York, County of New York, against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and is seeking an accounting of Taurus' books and records. The action arises out of B.G. Banking's confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action that the court denied on October 5, 2000. On November 15, 2000 a motion filed by Taurus' counsel to be relieved as counsel was granted. On December 14, 2000, the court granted the Company oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the court granted the motion filed by the defendant and thereby the action has been transferred to the New York State Supreme Court, Delaware County. The Company is awaiting a date for a hearing on plaintiff's damages. The Company intends to continue to litigate this action.

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. The Company's cash balances with financial institutions, at times, may exceed Federal Deposit Insurance Corporation insured limits. At May 31, 2005, the Company has cash and cash equivalent balances that exceed Federally insured limits in the amount of approximately $31,000.

The Company closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations. In 2005, one customer accounted for 16% of total revenues.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's material financial instruments at May 31, 2005 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable and accounts payable, advances from principal stockholder and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair value because of their liquidity and/or their short-term maturities; (ii) long-term debt were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics and (iii) although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from the principal stockholder, because of the relationship of the Company and its stockholders, it believes that the carrying value of the advances approximates fair value.

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

Segment disclosure information follows:

                                                             2005                                          2004
                                           ------------------------------------------    ------------------------------------------
                                             Banking        Office                         Banking        Office
                                            Equipment      Equipment         Totals       Equipment      Equipment         Totals
                                           -----------    -----------     -----------    -----------    -----------     -----------
Revenues from external customers           $ 2,572,249    $   306,463     $ 2,878,711    $ 2,199,831    $   266,093     $ 2,465,924

Intersegment revenues                          102,633             --         102,633             --             --              --

Interest revenue                                   669             --             669            136             --             136

Interest expense                                 2,260             --           2,260          2,306             --           2,306

Net interest expense                             1,591             --           1,591          2,170             --           2,170

Depreciation and amortization                   28,298            366          28,664         36,368            183          36,551

Segment profit (loss)                          106,121         (5,060)        101,061         45,887        (46,886)           (999)

Segment assets                             $ 1,368,461    $   158,588     $ 1,527,049    $ 1,230,570    $    82,383     $ 1,312,953

NOTE 11 - SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following data summarizes quarterly operating results.

                                                                          Year ended May 31, 2005
                                                                        ---------------------------

                                                         August 31,     November 30,    February 28,      May 31,
                                                           2004             2004            2005            2005           Totals
                                                        -----------     ------------    ------------    -----------     -----------
Revenues                                                $   652,394     $   632,388     $   745,833     $   848,096     $ 2,878,711

Cost of goods sold                                          490,835         540,998         567,176         435,052       2,034,061
                                                        -----------     -----------     -----------     -----------     -----------

Gross profit                                                161,559          91,390         178,657         413,044         844,650

Selling, general and administrative expenses                170,243         182,403         154,678         211,887         719,211
                                                        -----------     -----------     -----------     -----------     -----------

Income (loss) from operations                                (8,684)        (91,013)         23,979         201,157         125,439

Other income (expense)                                         (264)            (89)           (663)        (23,362)        (24,378)
                                                        -----------     -----------     -----------     -----------     -----------

Net income (loss)                                            (8,948)        (91,102)         23,316         177,795         101,061
                                                        ===========     ===========     ===========     ===========     ===========

Basic earnings (loss) per common share                  $        --     $     (0.01)    $        --     $      0.02     $      0.01
                                                        ===========     ===========     ===========     ===========     ===========

Diluted earnings (loss) per common share                $        --     $     (0.01)    $        --     $      0.02     $      0.01
                                                        ===========     ===========     ===========     ===========     ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 28, 2005, J.H. Cohn LLP ("JH Cohn") notified the board of directors of The Banker's Store, Inc. (the "Company") of its resignation as the Company's independent registered accounting firm which resignation the Company's board of directors accepted on that same date.

The reports of JH Cohn on the Company's audited consolidated financial statements as of and for the years ended May 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. None of the events described in Item 304(a)(1)(iv) of Regulation S-B occurred during such periods with respect to the Company and JH Cohn. There was no disagreement with JH Cohn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of JH Cohn, would have caused JH Cohn to make reference to the subject of that disagreement in its reports on the Company's financial statements.

Also effective May 31, 2005, the Company engaged Marmann McCrary & Associates ("Marmann") as its new independent registered accounting firm. During the two most recent fiscal years and the interim period preceding the engagement of Marmann, the Company has not consulted with Marmann regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Paul Clark, our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of May 31, 2005.

(b) Internal controls. During the year ended May 31, 2005, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

All information presented in this Item is as of August 12, 2005. The following table and discussion lists: (1) the names and ages of all directors and executive officers of the Company; (2) the positions and offices that each person holds with the Company; (3) the term of office as a director and/or executive officer, and the period during which the person has served as a director and/or executive officer; and (4) any arrangement or understanding between the director and/or executive officer and any other person, pursuant to which they are, or are to be, selected as a director and/or executive officer*.

NAME                    AGE     POSITION
----                    ---     --------
Paul D. Clark**         62      President, Director, and Chief Executive Officer
                                (Principal Accounting and Financial Officer)
Roberta Clark**         60      Secretary and Director

* There are no arrangements or understandings between any director and/or executive officer and any other person, pursuant to which they are, or are to be, selected as a director and/or executive officer.

** Paul D. Clark and Roberta Clark are husband and wife.

PAUL D. CLARK is the founder of B.G. Banking Equipment, Inc. (formerly AAA Alarms and Services, Inc., March 1977). He has been our President, CEO and a Director since 1998. He has worked in a variety of management and sales positions in the electronic security and banking equipment industries as well as serving in the U.S. Navy. His education and training were from several technical schools including an Industrial Electronics degree received in 1970. Mr. Clark also received medical electronics specialist training and was an interior communication electrician with the United States Naval Submarine Service. Mr. Clark also attends specialized educational courses annually to stay current in the field of security.

ROBERTA CLARK has served as our Secretary and a Director since May 1998. From 1977 to 1998, Ms. Clark served in similar positions at AAA Alarms. She attended Colorado State University in Fort Collins, Colorado, where she received a B.A. in Art in 1965.

None of the directors, officers, promoters or control persons have, in the last five years: (1) had any voluntary or involuntary bankruptcy with any other company, general partnership or executive officership; (2) had any conviction in a criminal proceeding nor was subjected to pending criminal proceedings; (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoined, barred, suspended or otherwise limited in their involvement in any type of business, securities or banking activities; and (4) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, or where the judgment has not otherwise been reversed, suspended or vacated.

We do not have an audit committee of our board of directors or a Chief Financial Officer. Paul Clark serves as our principal accounting and financial officer in addition to his duties as CEO and President. We have not yet adopted a code of ethics for our officers and directors primarily because the size of our company and our relatively few officers and directors make the formulation of such a code less significant when compared with other priorities of running our business. As time and our budget justify, we will consider implementing such a plan going forward.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the salary for the Company's last three completed fiscal years for the named executive officers. Unless otherwise indicated, no bonus, other annual compensation, restricted stock awards, securities underlying options or stock appreciation rights, long-term incentive plan payouts, or other long-term compensation was awarded.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION              YEAR           ANNUAL COMPENSATION
---------------------------              ----           -------------------
Paul D. Clark,                           2005           $ 78,500
CEO, CFO and                             2004           $ 78,500
President                                2003           $126,500

Mr. Clark's annual contract was for $126,500 in fiscal 2003, $78,500 in fiscal 2004 and $78,500 in fiscal 2005. In each of these years and in prior years, a portion of Mr. Clark's salary was deferred. In addition, Mr. Clark has from time to time advanced amounts on behalf of the Company for which the Company has issued to Mr. Clark a promissory note. The Company presently owes Mr. Clark $207,991 for cash advanced for inventory and $231,000 in deferred compensation. No other executive officer was compensated in excess of $100,000 for the past three fiscal years.

Directors' Compensation

The directors have not received any compensation for their services as such. We have adopted, through attrition, the plan B.G. Banking Equipment has had in place for approximately 7 years that provides an annuity and life insurance as part of profit sharing. There is also a group health insurance policy of which 2/3 of the cost is paid for by The Banker's Store.

Employment Contracts, Termination of Employment and Change-In-Control
Arrangements

On February 1, 1998, we entered into an employment agreement with Paul D. Clark, in which we employed Mr. Clark for a successive three-year term. The agreement provides for an initial base salary of $78,500 per year, and further provides for family health insurance, a $100,000 whole life insurance plan, 15 vacation days and five personal days. Mr. Clark's Employment Agreement is terminable upon the occurrence of any one of the following: (1) employee's death, (2) our failure, as evidenced by filing under the Bankruptcy Act for liquidation, or the making of an assignment for the benefit of creditors; or (3) a material breach of the agreement. This agreement was subsequently extended on a year-to-year basis, effective February 1, 2001, on substantially the same terms. Mr. Clark's current salary under the agreement is $78,500.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of our securities as of August 12, 2005, by our officers and directors and by any person who is known to us to be the beneficial owner of more than 5% of our common stock, $.01 par value per share:

                                            SHARES
                                            BENEFICIALLY
NAME AND ADDRESS                            OWNED                  PERCENTAGE
----------------                            ------------           ----------
Paul D. Clark                               6,631,815              44.35%
1985 Claypool Alvaton Rd
Bowling Green, Kentucky 42101

Roberta Clark                               6,631,815              44.35%
1985 Claypool Alvaton Rd
Bowling Green, Kentucky 42101

There are no arrangements which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We presently occupy approximately 32,000 square feet of office, warehouse, showroom and shop space in two separate locations in Bowling Green, Kentucky, for an aggregate monthly rental of $7,200, pursuant to lease agreements with our President, Paul D. Clark, as owner of the property. Related rent expense amounted to $86,400 for each of the fiscal years ended May 31, 2005 and 2004.

The Banker's Store owed Mr. Clark an aggregate sum of $438,991 as of May 31, 2005. This amount consisted primarily of inventory purchased from Mr. Clark in May 1999 and compensation accrued but not paid.

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

31    Certification Pursuant to Rule 13a-14(a) of Paul Clark.

32 Certification Pursuant to Rule 13a-14(b) and US Code Title 18, Section 1350 of Paul Clark

(1) Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 1998.

(2) Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 2000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES FOR FISCAL YEAR 2005

For the fiscal year ended May 31, 2005, we have paid a deposit of $22,500 to Marmann, McCrary & Associates, PC, our principal accountant for the audit of our annual financial statements, and have not yet been billed for the balance of fees due for such audit.

During the fiscal year ended May 31, 2005, we were billed and paid J.H. Cohn, LLP, formerly our principal accountant, for the review of our quarterly financial statements, $58,816.

AUDIT FEES FOR FISCAL YEAR 2004

During the fiscal year ended May 31, 2004, we were billed and paid J.H. Cohn, LLP, our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements, $54,616.

TAX FEES

During the fiscal years ended May 31, 2005 and 2004, we were billed and paid J.H. Cohn, LLP $8,651 and $5,665, respectively, for tax preparation work.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                The Banker's Store, Inc.
Dated: September 7, 2005

                                                By: /s/ Paul D. Clark
                                                    -----------------
                                                     Paul D. Clark,
                                                     President, CEO,
                                                     CFO & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Paul D. Clark                                      Dated: September 7, 2005
------------------------------------
Paul D. Clark President, CEO, CFO, &
Director


/s/ Roberta Clark                                      Dated: September 7, 2005
------------------------------------
Roberta Clark Secretary & Director