Form 10QSB
period 2005-08-31
BANKERS STORE INC
filed 2005-10-14
CIK 27850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER: 000-8880

THE BANKER’S STORE, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	22-3755766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1535 MEMPHIS JUNCTION ROAD, BOWLING GREEN, KY

42101 (Address, including zip code, of principal executive offices)

(270) 781-8453

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $0.01, 14,954,715 shares outstanding as of October 14, 2005.

Transitional Small Business Disclosure

Format (Check one):	Yes ☐	No ☒

THE BANKER’S STORE, INC.

FORM 10-QSB

AUGUST 31, 2005

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

See financial statements beginning on page F-1.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The matters discussed in this management’s discussion and analysis or plan of operations contain forward-looking statements that involve risks and uncertainties. The Company’s actual results in our two operating segments could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed elsewhere in this quarterly report on Form 10-QSB. The Company disclaims any intent or obligation to update these forward-looking statements.

OVERVIEW

The Banker’s Store, Inc. (“Store”) was established in 1968. It remained dormant for many years until it completed the acquisition of B.G. Banking Equipment, Inc., (“B.G. Banking”) and Financial Building Equipment Exchange, Inc., (“FBEE”). We are now in the business of buying, selling, refurbishing and trading new and refurbished financial equipment for banks and other financial institutions. Commencing during the fourth quarter of the year ended May 31, 2002, we entered the office equipment and furniture retail business. We market products throughout the United States primarily through direct sales to financial institutions and other distributors supported by our direct sales force and soliciting new contacts through our presence on the Internet.

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

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

Significant accounting estimates:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2005 and as outlined in our previously filed Form 10-KSB have been applied consistently for the three months ended August 31, 2005.

Related party transactions:

We have entered into two operating leases with our President and principal stockholder, Paul Clark, for the lease of an aggregate of 32,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The leases provide for a monthly rent of $7,200 plus maintenance expenses.  The leases expire in August and September 2007, respectively.

2

Contingencies:

Private placement - B.G. Banking:

Prior to the Store’s reverse merger with B.G. Banking and FBEE, B.G Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers of shares of B.G. Banking’s common stock were offered and they received shares of common stock in the Store at a ratio of 1 share of B.G. Banking common stock to 1.5 shares of the Store’s common stock. We issued 189,750 shares of its common stock in satisfaction of the subscription agreements at a value of $.67 per share.

Two of our former directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively “Taurus”), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking’s common stock for an aggregate consideration of $304,500. Taurus has remitted to the Store net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the purchaser names and numbers of shares of common stock purchased, and refused to remit to the Store the balance of the proceeds of the shares sold. As of August 31, 2005, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

Based upon the accounting provided by Taurus to the Store, the Store may be liable for the issuance of up to 322,000 shares of common stock if and when Taurus substantiates their representation as to the number of shares of common stock sold and aggregate consideration. This number of shares represents the number of shares admittedly sold by Taurus for which the purchasers remained unidentified.

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

As of August  31, 2005, we have reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

Litigation:

On February 29, 2000, Alexander C. Brosda and Andrew Seim filed an action in the United States District Court in Florida against the Store. The action alleges that we violated the Securities and Exchange Act of 1934, as amended, and various Florida statutes, by failing to affect the exchange of 150,000 shares of B.G. Banking common stock held by Brosda and Seim for 225,000 shares of our common stock. On June 5, 2000, we filed a motion to dismiss the complaint for failure to state a claim, improper venue and lack of jurisdiction, respectively. On January 23, 2001, the court dismissed the plaintiff’s claims alleging violations of the Securities Exchange Act of 1934. The plaintiffs did not file an amended complaint, and the action has been dismissed by the court without prejudice.

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

On August 6, 2002, the Company and the President filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action pending in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of plaintiffs’ books and records. The Company believes that they have meritorious defenses and intends to vigorously defend the action. On May 28, 2003, the Company and its president filed a motion to dismiss the action and are awaiting the scheduling by the court of a hearing on the motion.

On March 7, 2000, we filed an action in the Supreme Court of New York, County of New York, against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and seeking an accounting of Taurus’ books and records. The action arises out of B.G. Banking’s confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On November 15, 2000 a motion filed by Taurus counsel to be relieved as counsel was granted. On December 14, 2000, the court granted our oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the court granted the motion filed by the defendant and, as a result, the action has been transferred to the New York State Supreme Court, Delaware County. The Company is awaiting a date for a hearing on its claim against the plaintiff for damages. The Company intends to continue to litigate this action.

3

Although we cannot predict the outcome of the litigation described above, we do not believe that the ultimate outcome will have any material adverse effect on our consolidated financial statements in subsequent periods.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the three months ended August 31, 2005 and August 31, 2004:

	August 31,
	2005	2004

Net sales	100.0%	100.0%

Cost of sales	72.9%	75.2%

Gross profit	27.1%	24.8%

Expenses	35.1%	26.1%

Income (loss) from operations	-8.0%	-1.3%

Other	0.1%	-0.1%

Net income (loss)	-7.9%	-1.4%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2004.

Revenues were approximately $568,360 for the three months ended August 31, 2005 as compared to approximately $652,394 for the three months ended August 31, 2004 reflecting a decrease of approximately $84,034 or 12.9%. The decrease in revenues during the three months ended August 31, 2005 was due to a decline in new construction projects, primarily caused by a decrease in contractual orders during the fourth quarter ending May of 2005. Such orders were down $441,000 or 64% from the same period ending 2004.  Management believes that many financial institutions have delayed spending on new construction and are focusing instead on small remodeling projects, mandated triple DES upgrading or replacement of ATMs, and replacing processing equipment with check imaging and storage. This trend is expected to continue for the balance of 2005.  Revenues are not recognized when sales are recorded but on delivery and completed installations.

Cost of goods sold and related expenses for the three months ended August 31, 2005 were approximately $414,330 or 72.9% of net sales as compared to approximately $490,835 or 75.3% of net sales for the three months ended August 31, 2004. Gross profit decreased during the three months ended August 31, 2005 as compared to the three months ended August 31, 2004 due to less sales.  Gross profit as a percentage increased for the three months ended August 31, 2005 due to more new equipment sold than refurbished.  New equipment does not require labor to get it ready for sale.  Also management made cutbacks and eliminated 1 labor position.

Selling, general and administrative expenses were approximately $199,687 for the three months ended August 31, 2005 as compared to approximately $170,243 for the three months ended August 31, 2004 reflecting an increase of approximately $29,444 or 14.8% over the same period last year.  The increase was due to an addition of two temporary sales staff who are no longer with the Company.  Also additional professional services in accounting were engaged for PCAOB compliance and filing efficiency.

As a result of the aforementioned, the Company incurred a net loss during the three months ended August 31, 2005 of approximately $45,659 as opposed to a net loss of approximately $8,684 for the comparable period ended August 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $287,466 and working capital of $438,580 at August 31, 2005. During the three months ended August 31, 2005, our cash and cash equivalents increased by $50,078 due to completion of jobs that were in progress at the end of the year.  Consequently, accounts payable decreased by $41,938 in the three months ending August 31, 2005 due to satisfaction of outstanding equipment invoices in connection with these jobs.  During the three months ended August 31, 2005,  we made principal payments of $19,434 on long term debt which consisted of a bank loan and vehicle loans.

4

We are evaluating various alternatives in addressing our future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and the purchase of additional property to build a new or additional office and warehousing facility. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy. We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs through at least August 31, 2006.  Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities and facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of August 31, 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Paul D. Clark, the Company’s President, CEO and CFO, supervised and participated in this evaluation. Based on this evaluation, Mr. Clark concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS.  There were no changes in internal controls over financial reporting known to the Chief Executive Officer and Chief Financial Officer that occurred during the period covered by this report that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material developments occurred during the quarter with respect to our on-going litigation. For a discussion of this litigation, please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Litigation herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

31.1 Certification Pursuant to Rule 13a-14(a) of the Chief Executive Officer and Chief Financial Officer Paul Clark

32.1 Certification of Chief Executive Officer and Chief Financial Officer Paul Clark

5

FINANCIAL STATEMENTS

THE BANKER’S STORE, INC. AND SUBSIDIARIES

I N D E X

PAGE

PART I - FINANCIAL INFORMATION

PAGE
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AUGUST 31, 2005 (UNAUDITED) AND MAY 31, 2005	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 2005 AND 2004 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED AUGUST 31, 2005 AND 2004 (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5 - F-7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

SIGNATURES

* * *

THE BANKER’S STORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2005 AND MAY 31, 2005

	AUGUST 31, 2005	MAY 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$287,466	$237,388
Accounts receivable, net of allowance for doubtful accounts of $3,048	294,120	426,852
Inventories	707,052	711,778
Prepaid expenses and other current assets	43,812	44,444
Total current assets	1,332,450	1,420,462

Equipment and improvements, net	99,514	105,755
Other assets	832	832

Totals	$1,432,796	$1,527,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$12,497	$12,497
Accounts payable and accrued expenses	174,341	216,324
Customer deposits	220,191	237,808
Note payable - principal stockholder	207,991	207,991
Accrued compensation - principal stockholder	236,850	231,000
Private placement funds in dispute	42,000	42,000

Total current liabilities	893,870	947,620

Long-term debt, net of current portion	14,616	10,050

Total liabilities	908,486	957,670

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 14,954,715 shares issued and outstanding	149,548	149,548
Additional paid-in capital	497,141	497,141
Less: treasury stock 2,000 shares (at cost)	(2,000)	(2,000)
Accumulated deficit	(120,379)	(75,310)

Total stockholders’ equity	524,310	569,379

Totals	$1,432,796	$1,527,049

The accompanying notes are an integral part of these financial statements.

THE BANKER’S STORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

	AUGUST 31,
	2005	2004

Revenue	$568,360	$652,394

Cost of goods sold	414,330	490,835

Gross profit	154,030	161,559

Selling, general and administrative expenses	199,689	170,243

Income (loss) from operations	(45,659)	(8,684)

Other income (expense):
Interest and other income (expenses)	1,199	104
Interest expense	(609)	(368)

Total other income (expense):	590	(264)

Net income (loss)	$(45,069)	$(8,948)

Basic earnings (loss) per common share	$—	$—

Diluted earnings (loss) per share	$—	$—

The accompanying notes are an integral part of these financial statements.

THE BANKER’S STORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

	AUGUST 31,
	2005	2004

Operating activities
Net income (loss)	$(45,069)	$(8,948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,241	7,383
Changes in operating assets and liabilities:
Accounts receivable	132,732	96,892
Inventories	4,726	(134,242)
Prepaid expenses and other current assets	632	7,532
Accounts payable and accrued expenses	(41,983)	114,078
Customer deposits	(17,617)	(75,765)
Net cash provided by (used in) operating activities	39,662	6,930

Investing activities
Capital expenditures, net of writeoffs	—	(2,449)

Net cash provided by (used in) investing activities	—	(2,449)

Financing activities
Principal payments on long-term debt	(19,434)	(4,061)
Proceeds from long-term debt	24,000	—
Loan payable - Borrowing from principal stockholder	5,850	5,850

Net cash provided by financing activities	10,416	1,789

Net increase (decrease) in cash and cash equivalents	50,078	6,270

Cash and cash equivalents, beginning of year	237,388	282,443

Cash and cash equivalents, end of year	$287,466	$288,713

Supplemental disclosure of cash flow information:
Interest paid	$609	$368

The accompanying notes are an integral part of these financial statements.

THE BANKER’S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker’s Store, Inc. and Subsidiaries (the “Company”) as of August 31, 2005, and the Company’s results of operations and cash flows for the three months ended August 31, 2005 and 2004. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2005 and for the years ended May 31, 2005 and 2004 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended May 31, 2005.

The consolidated results of operations for the three months ended August 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings (loss) per common share:

The Company presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. As of August 31, 2005 the Company has reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.  The weighted average numbers of shares for determining basic earnings per share were 14,954,715 and 14,947,215 in 2005 and 2004 respectively.  The weighted average numbers of shares for determining diluted earnings per share were 15,276,715 and 15,269,215 in 2005 and 2004 respectively.

Note 3 - Income taxes:

The Company’s estimated federal and state income tax rate is 40 percent.  Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $16,000 from the utilization of those net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance as of August 31, 2005.  Total deferred tax assets offset by a valuation allowance were $136,000 as of August 31,2005 and $126,000 as of August 31, 2004.

Note 4 – Related Party Note

The note payable to the president and principal stockholder is a demand promissory note of $207,991 with interest accruing at prime plus 0.5% per annum.  At August 31, 2005 the Company had accrued interest of approximately $3,640 relating to this note.  The president and principal stockholder has represented that he will not demand repayment until the Company has sufficient resources to make the repayment.

Note 5 - Contingencies:

Private placement - B.G. Banking:

Prior to The Banker’s Store, Inc.’s reverse acquisition with B.G. Banking and FBEE on May 31, 1998, B.G. Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers to shares of B.G. Banking’s common stock were offered and they received shares of common stock in The Banker’s Store, Inc. at a ratio of 1 share of B.G. Banking common stock to 1.5 shares of The Banker’s Store Inc.’s common stock. The Company issued 189,750 shares of its common stock in satisfaction of the subscription agreements at a value of $.67 per share.

THE BANKER’S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Two of the Company’s former directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively “Taurus”), and as directors of B.G. Banking prior to its acquisition by The Banker’s Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking’s common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the purchaser names and numbers of shares of common stock purchased and refused to remit to the Company the balance of the proceeds of the shares sold. As of August 31, 2005, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

Based upon the accounting provided by Taurus to the Company, the Company may be liable for the issuance of up to 322,000 shares of common stock if and when Taurus substantiates their representation as to the number of shares of common stock sold and the aggregate consideration. This number of shares represents the number of shares admittedly sold by Taurus for which the purchasers remain unidentified.

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

In December 2004, the Company issued 7,500 shares to one shareholder.

As of August 31, 2005, the Company has reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

Litigation:

On February 29, 2000, Alexander C. Brosda and Andrew Seim filed an action in the United States District Court in Florida against the Company. The action alleges that the Company violated the Securities Exchange Act of 1934, as amended, and various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Brosda and Seim for 225,000 shares of the Company’s common stock. On June 5, 2000, the Company filed a motion to dismiss the complaint for failure to state a claim, improper venue and lack of jurisdiction, respectively. On January 23, 2001, the court dismissed the plaintiffs’ claims alleging violations of the Securities Exchange Act of 1934. The plaintiffs did not file an amended complaint, and the action has been dismissed by the court without prejudice.

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

On August 6, 2002, the Company and the President filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action pending in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion of unjust enrichment, and seeking an accounting of plaintiff’s books and records. The Company believes that they have meritorious defenses and intends to vigorously defend the action. On May 28, 2003, the Company and its president filed a motion to dismiss the action and are awaiting the scheduling by the court of a hearing on the motion.

THE BANKER’S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Contingencies (concluded):

Litigation (concluded):

On March 7, 2000, the Company filed an action in the Supreme Court of New York, County of New York, against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and seeking an accounting of Taurus’ books and records. The action arises out of B.G. Banking’s confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On November 15, 2000, a motion filed by Taurus’ counsel to be relieved as counsel was granted. On December 14, 2000, the court granted the Company’s oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the court granted a motion filed by the defendant and, as a result, the action has been transferred to the New York State Supreme Court, Delaware County. The Company is awaiting a date for a hearing on its claim against the plaintiff for damages. The Company intends to continue to litigate this action.

Although it cannot predict the outcome of the litigation described above, management does not believe that the ultimate outcome of the claims brought by the plaintiffs will not have any material adverse effects on the Company’s consolidated financial statements in subsequent periods.

Note 5 - Segment information:

The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales, cost of goods sold, gross margins and inventories in the same format reviewed by the Company’s management (the “management approach”). The Company has two reporting segments: “Banking Equipment” and “Office Equipment.” The Banking Equipment segment is comprised of the operations connected with the buying, selling and trading of new and refurbished financial equipment for banks and other financial institutions. The Office Equipment segment is comprised of buying and selling office equipment and supplies.

Revenue, cost of goods sold and other related segment information follows as of August 31, 2005 and for the three months ended August 31, 2005 and 2004:

Note 5 - Segment information (concluded):

THE BANKER’S STORE, INC. AND SUBSIDIARIES

DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

	AUGUST 31,
	2005			2004
	Banking Equipment	Office Equipment	Totals	Banking Equipment	Office Equipment	Totals

Revenues from external customers	$486,623	$81,736	$568,360	$584,491	$67,903	$652,394

Intersegment revenues	—	—	—	—	—	—

Segment profit (loss)	(51,340)	6,271	(45,069)	(8,948)	—	(8,948)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANKER’S STORE, INC.

By:	/s/ PAUL D. CLARK
Paul D. Clark,
President, CEO, Chief Financial Officer, and Director
(Principal Executive Officer)

Date: October 14, 2005