Form 10QSB
period 2005-11-30
BANKERS STORE INC
filed 2006-01-17
CIK 27850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER: 000-08880

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

Common stock, par value $0.01, 14,954,715 shares outstanding as of January 10, 2006

Transitional Small Business Disclosure Format (Check one):                Yes ☐  No ☒

THE BANKER’S STORE, INC.

FORM 10-QSB

NOVEMBER 30, 2005

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

See financial statements beginning on page F-1.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

Significant accounting estimates:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2005 and as outlined in our previously filed Form 10-KSB have been applied consistently for the six months ended November 30, 2005.

Related party transactions:

We have entered into two operating leases with our President and principal stockholder, Paul Clark, for the lease of an aggregate of 32,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The leases provide for a monthly rent of $7,200 plus maintenance expenses.  The leases expire in August and September 2007, respectively.

2

Contingencies:

Private placement - B.G. Banking:

Prior to the Store’s reverse merger with B.G. Banking and FBEE, B.G Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers of shares of B.G. Banking’s common stock were offered and they received shares of common stock in the Store at a ratio of 1 share of B.G. Banking common stock to 1.5 shares of the Store’s common stock. We issued 189,750 shares of common stock in satisfaction of the subscription agreements at a value of $.67 per share.

Two of our former directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively “Taurus”), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking’s common stock for an aggregate consideration of $304,500. Taurus has remitted to the Store net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the purchaser names and numbers of shares of common stock purchased, and refused to remit to the Store the balance of the proceeds of the shares sold. As of November 30, 2005, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

As of November 30, 2005, we have reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the six months and three months ended November 30, 2005 and 2004:

	Six months ended November 30,		Three months ended November 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	62.1%	80.3%	53.7%	85.5%

Gross profit	37.9%	19.7%	46.3%	14.5%

Selling, general and administrative expenses	30.5%	27.5%	26.9%	28.9%

Income (loss) from operations	7.4%	-7.8%	19.4%	-14.4%

Other	-0.5%	0.0%	-1.0%	0.0%

Income before income tax provision	6.9%	-7.8%	18.4%	-14.4%

Income tax provision	2.6%	0.0%	4.6%	0.0%

Net income (loss)	4.3%	-7.8%	13.8%	-14.4%

RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2005 AS COMPARED TO THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2004.

Revenues were $738,278 for the three months ended November 30, 2005 as compared to $632,388 for the three months ended November 30, 2004 reflecting an increase of approximately $105,890 or 16.7%. The increase in revenues during the three months ended November 30, 2005 is primarily attributed to increased sales in our service department of the Banking Equipment segment..   For the six months ended November 30, 2005 revenues were consistent in each segment with an increase of $21,856 as compared to the six months ended November 30, 2004.

Gross profit for the three and six months ended November 30, 2005, increased $250,117 and $242,588, or 31.8% and 18.2% of revenues, respectively, as compared to the same periods in the prior year.  The increase in gross profit for these periods (mostly in the 2nd quarter) is primarily the result of selling refurbished inventory in our Banking Equipment segment of operations versus sales of new equipment.  The Company continually purchases used banking equipment from discontinued locations with the banking industry at significant discounts.  Such used equipment is inventoried and refurbished to be sold based on customer specifications.  The gross profit on the used inventory is significantly higher as reflected in the decrease in cost of sales from $144,227 and $220,732, respectively for the three and six months ended November 30, 2005, as compared to the same periods in the prior year.

Selling, general and administrative expenses were $198,732 for the three months ended November 30, 2005 as compared to $182,403 for the three months ended November 30, 2004 reflecting an increase of approximately $16,329 or 8.2% over the same period last year.  For the six months ended November 30, 2005, selling, general, and administrative expenses had increased by $45,775 or 13.0% as compared to the six months ended November 30, 2004.  This increase was primarily due to increased fuel charges and pay raises.  Additional professional services in accounting were also engaged for compliance purposes .

As a result of the aforementioned, the Company incurred a net profit during the three months ended November 30, 2005 of approximately $101,816 as opposed to a net loss of approximately $91,102 for the comparable period of November 30, 2004.  The net profit for the six months ended November 30, 2005 was $56,747 as compared to a net loss of $100,050 at the six months ended November 30, 2004.

4

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $346,364 and working capital of $530,465 at November 30, 2005.   At November 30, 2005, the Company’s cash position had increased by $108,976 from the year-end of May 31, 2005.  This increase in liquidity primarily came from the collection of accounts receivables and is partially offset by the reduction in accounts payable of $60,322 and long-term debt of $7,531 during the same period.

We are evaluating various alternatives in addressing our future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and the purchase of additional property to build a new or additional office and warehousing facility. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy. We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs through at least November 30, 2006.  Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit arrangements. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities and facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of November 30, 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Paul D. Clark, the Company’s President, CEO and CFO, supervised and participated in this evaluation. Based on this evaluation, Mr. Clark concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

32.1 Certification of Chief Executive Officer and Chief Financial Officer Paul Clark

5

FINANCIAL STATEMENTS

THE BANKER’S STORE, INC. AND SUBSIDIARIES

I N D E X

* * *

THE BANKER’S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2005 (UNAUDITED) AND MAY 31, 2005

	NOVEMBER 30,	MAY 31,
	2005	2005
ASSETS
Current Assets:
Cash and cash equivalents	$346,364	$237,388
Accounts receivable	155,711	426,852
Inventories	770,302	711,778
Prepaid expenses and other current assets	45,426	44,444
Total current assets	1,317,803	1,420,462

Equipment and improvements, net	100,620	105,755
Other assets	832	832

Totals	$1,419,255	$1,527,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$9,225	$12,497
Accounts payable and accrued expenses	137,975	216,324
Customer deposits	147,447	237,808
Note payable - principal stockholder	207,991	207,991
Accrued compensation - principal stockholder	242,700	231,000
Private placement funds in dispute	42,000	42,000

Total current liabilities	787,338	947,620

Long-term debt, net of current portion	5,791	10,050

Total liabilities	793,129	957,670

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 14,954,715 issued and outstanding	149,548	149,548
Additional paid-in capital	497,141	497,141
Less: treasury stock 2,000 shares (at cost)	(2,000)	(2,000)
Accumulated (deficit) earnings	(18,563)	(75,310)

Total stockholders’ equity	626,126	569,379

Totals	$1,419,255	$1,527,049

The accompanying notes are an integral part of these financial statements.

THE BANKER’S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

	SIX MONTHS ENDED		THREE MONTHS ENDED
	NOVEMBER 30,		NOVEMBER 30,
	2005	2004	2005	2004

Revenue	$1,306,638	$1,284,782	$738,278	$632,388

Cost of goods sold	811,101	1,031,833	396,771	540,998

Gross profit	495,537	252,949	341,507	91,390

Selling, general and administrative expenses	398,421	352,646	198,732	182,403

Income (loss) from operations	97,116	(99,697)	142,775	(91,013)

Other income (expense):
Interest and other income (expenses)	1,765	(353)	566	(89)
Interest expense	(8,444)	—	(7,835)	—

Total other income (expense):	(6,679)	(353)	(7,269)	(89)

Income before income tax provision	90,437	(100,050)	135,506	(91,102)

Income tax provision	33,690	—	33,690	—

Net income (loss)	$56,747	$(100,050)	$101,816	$(91,102)

Basic earnings (loss) per common share	$0.00	$(0.01)	$0.01	$(0.01)

Diluted earnings (loss) per share	$0.00	$(0.01)	$0.01	$(0.01)

The accompanying notes are an integral part of these financial statements.

THE BANKER’S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004

	NOVEMBER 30,
	2005	2004

Operating activities
Net income (loss)	$56,747	$(100,050)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,597	17,245
Changes in operating assets and liabilities:
Accounts receivable	271,140	(37,151)
Inventories	(58,524)	(142,834)
Prepaid expenses and other current assets	(983)	(7,465)
Accounts payable and accrued expenses	(78,349)	143,072
Customer deposits	(90,361)	104,824

Net cash provided by (used in) operating activities	112,267	(22,359)

Investing activities
Capital expenditures, net of writeoffs	(7,460)	(58,092)

Net cash (used in) investing activities	(7,460)	(58,092)

Financing activities
Increase (decrease) in long-term debt, net	(7,531)	(10,596)
Loan payable - Borrowing from principal stockholder	11,700	11,700
Purchase of Treasury stock	—	(2,000)

Net cash provided by financing activities	4,169	(896)

Net increase (decrease) in cash and cash equivalents	108,976	(81,347)

Cash and cash equivalents, beginning of period	237,388	282,443

Cash and cash equivalents, end of period	$346,364	$201,096

Supplemental disclosure of cash flow information:
Interest paid	$8,444	$588

The accompanying notes are an integral part of these financial statements.

THE BANKER’S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker’s Store, Inc. and Subsidiaries (the “Company”) as of November 30, 2005 and 2004, and the Company’s results of operations for the six months and three months ended November 30 2005 and 2004, and cash flows for the six months ended November 30, 2005 and 2004. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2005 and for the years ended May 31, 2005 and 2004 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended May 31, 2005.

The consolidated results of operations for the six and three months ended November 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings (loss) per common share:

The Company presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. As of November 30, 2005 the Company has reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.  The weighted average numbers of shares for determining basic earnings per share were 14,954,715 and 14,947,215 in 2005 and 2004 respectively.  The weighted average numbers of shares for determining diluted earnings per share were 15,276,715 and 15,269,215 in 2005 and 2004 respectively.

Note 3 - Income taxes:

The Company’s estimated effective federal and state income tax rate is 37 percent.  A substantial portion of the Company’s deferred tax asset is attributable to accrued officer’s salary.  Due to the uncertainties related to the payment of this liability and the extent and timing of future taxable income, the Company offset the deferred tax assets by an equivalent valuation allowance as of November 30, 2005.  Deferred tax assets offset by a valuation allowance were approximately $98,000 as of November 30, 2005.

Note 4 – Related Party Note

The note payable to the president and principal stockholder is a demand promissory note of $207,991 with interest accruing at prime plus 0.5% per annum.  At November 30, 2005 the Company had paid accrued interest of $7,255 relating to this note.  The president and principal stockholder has represented that he will not demand repayment until the Company has sufficient resources to make the repayment.

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

Two of the Company’s directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively “Taurus”), and as directors of B.G. Banking prior to its acquisition by The Banker’s Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking’s common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the purchaser names and numbers of shares of common stock purchased and refused to remit to the Company the proceeds of the shares sold. As of November 30, 2005, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

As of November 30, 2005, the Company has reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

Note 5 - Segment information:

The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales, cost of goods sold, gross margins and inventories in the same format reviewed by the Company’s management (the “management approach”). The Company has two reporting segments: “Banking Equipment” and “Office Equipment.” The Banking Equipment segment is comprised of installation, services, and operations connected with the buying, selling and trading of new and refurbished financial equipment for banks and other financial institutions. The Office Equipment segment is comprised of buying and selling office equipment and supplies.

Revenues, segment assets, and other related segment information follows as of November 30, 2005 and for the six months and three months ended November 30, 2005 and 2004:

THE BANKER’S STORE, INC. AND SUBSIDIARIES

DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

	SIX MONTHS ENDED			SIX MONTHS ENDED
	NOVEMBER 30,			NOVEMBER 30,
	2005			2004
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals

Revenues from external customers	$1,159,492	$147,146	$1,306,638	$1,142,542	$142,240	$1,284,782

Segment profit (loss)	93,193	(2,756)	90,437	(100,309)	259	(100,050)

Segment assets	$1,307,045	$112,210	$1,419,255	$1,465,994	$15,461	$1,481,455

	THREE MONTHS ENDED			THREE MONTHS ENDED
	NOVEMBER 30,			NOVEMBER 30,
	2005			2004
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals

Revenues from external customers	$672,869	$65,409	$738,278	$558,051	$74,337	$632,388

Segment profit (loss)	144,534	(9,028)	135,506	(80,703)	(10,399)	(91,102)

Segment assets	$1,307,045	$112,210	$1,419,255	$1,465,994	$15,461	$1,481,455

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANKER’S STORE, INC.

By:	/s/ PAUL D. CLARK
Paul D. Clark, President, CEO, Chief Financial Officer, and Director (Principal Executive Officer)

Date: January 13,2006