Form 10QSB
period 2006-02-28
BANKERS STORE INC
filed 2006-04-14
CIK 27850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006

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

Common stock, par value $0.01, 14,954,715 shares outstanding as of March 31, 2006

Transitional Small Business Disclosure

Format (Check one):	Yes ☐	No ☒

THE BANKER’S STORE, INC.

FORM 10-QSB

FEBRUARY 28, 2006

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

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

Significant accounting estimates:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2005 and as outlined in our previously filed Form 10-KSB have been applied consistently for the nine months ended February 28, 2006.

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

Two of our former directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively “Taurus”), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking’s common stock for an aggregate consideration of $304,500. Taurus has remitted to the Store net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the purchaser names and numbers of shares of common stock purchased, and refused to remit to the Store the balance of the proceeds of the shares sold. As of February 28, 2006, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

As of February 28, 2006, we have reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

On August 6, 2002, the Company and the President filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action that was filed in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of plaintiffs’ books and records. The Company and the President believe that they have meritorious defenses and intends to defend the action as long as it remains pending.

On March 7, 2000, we filed an action in the Supreme Court of New York, County of New York, against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and seeking an accounting of Taurus’ books and records. The action arises out of B.G. Banking’s confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On November 15, 2000 a motion filed by Taurus’ counsel to be relieved as counsel was granted. On December 14, 2000, the court granted our oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the court granted the motion filed by the defendant and, as a result, ordered the action to be transferred to the New York State Supreme Court, Delaware County. There has been no further activity of record in the case since the order of transfer.

3

Although we cannot predict the outcome of the litigation described above, we do not believe that the ultimate outcome will have any material adverse effect on our consolidated financial statements in subsequent periods.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the nine months and three months ended February 28, 2006 and 2005:

	Nine months ended		Three months ended
	February 28,		February 28,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	68.2%	78.7%	81.2%	76.0%

Gross profit	31.8%	21.3%	18.8%	24.0%

Selling, general and administrative expenses	29.1%	25.0%	26.1%	20.8%

Income (loss) from operations	2.7%	-3.7%	-7.1%	3.2%
Other	-0.5%	0.0%	-0.5%	0.0%

Income before income tax provision	2.2%	-3.7%	-7.6%	3.2%

Income tax provision	0.8%	0.0%	-2.9%	0.0%

Net income (loss)	1.4%	-3.7%	-4.8%	3.2%

RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2006 AS COMPARED TO THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2005.

Revenues were $616,867 for the three months ended February 28, 2006 as compared to $745,833 for the three months ended February 28, 2005 reflecting a decrease of approximately $128,966 or 17.3%. The decrease in revenues during the three months ended February 28, 2006 is primarily due to one of our ATM manufacturers adding a subdealer to our territory. This subdealer who was buying through us, now is able to buy direct from the manufacturer. For the nine months ended February 28, 2006 revenues were consistent in each segment but decreased by $107,111 as compared to the nine months ended February 28, 2005.

Gross profit for the three and nine months ended February 28, 2006, decreased $62,504 and increased $180,084, or (10.1)% and 9.4% of revenues, respectively, as compared to the same periods in the prior year. The decrease in gross profit for the three month period is primarily related to a decrease in margins for sales in our banking equipment segment. The increase in gross profit for the nine month period is primarily due to increased sales of preowned equipment which has a lower cost than new equipment. Our cost of goods sold has decreased by $66,463 and $287,195, respectively for the three and nine months ended February 28, 2006, as compared to the same periods in the prior year. This decrease is primarily due to subcontracting our labor force to other dealers, occupying what would have normally been downtime. We have also seen a continuing increase in our internet sales, which requires considerably less labor than contracted projects.

Selling, general and administrative expenses were $160,738 for the three months ended February 28, 2006 as compared to $154,678 for the three months ended February 28, 2005 reflecting an increase of approximately $6,060 or 3.8% over the same period last year. For the nine months ended February 28, 2006, selling, general, and administrative expenses had increased by $51,835 or 9.4% as compared to the nine months ended February 28, 2005. This increase was primarily due to increased fuel charges and pay raises. Additional professional services in accounting were also engaged for compliance purposes.

As a result of the aforementioned, the Company incurred a net loss during the three months ended February 28, 2006 of approximately $29,473 as opposed to a net profit of approximately $23,316 for the comparable period of February 28, 2005. The net profit for the nine months ended February 28, 2006 was $27,275 as compared to a net loss of $76,734 at the nine months ended February 28, 2005.

4

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $467,087 and working capital of $498,534 at February 28, 2006. At February 28, 2006, the Company’s cash position had increased by $229,699 from the year-end of May 31, 2005. This increase in liquidity primarily came from the collection of accounts receivables and is partially offset by the reduction in accounts payable of $84,822 and long-term debt of $10, 081 during the same period.

We are evaluating various alternatives in addressing our future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and the purchase of additional property to build a new or additional office and warehousing facility. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy. We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs through at least February 28, 2007. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit arrangements. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities and facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of February 28, 2006, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Paul D. Clark, the Company’s President, CEO and CFO, supervised and participated in this evaluation. Based on this evaluation, Mr. Clark concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective.

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

32.1 Certification of Chief Executive Officer and Chief Financial Officer Paul Clark

5

FINANCIAL STATEMENTS

THE BANKER’S STORE, INC. AND SUBSIDIARIES

INDEX

PAGE

PART I - FINANCIAL INFORMATION

* * *

THE BANKER’S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2006 (UNAUDITED) AND MAY 31, 2005

	FEBRUARY	MAY 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$467,087	$237,388

Accounts receivable	213,499	426,852
Inventories	808,932	711,778
Prepaid expenses and other current assets	39,310	44,444
Total current assets	1,528,828	1,420,462
Equipment and improvements, net	101,299	105,755
Other assets	832	832
Totals	$1,630,959	$1,527,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$8,454	$12,497
Accounts payable and accrued expenses	158,538	216,324
Customer deposits	364,761	237,808
Note payable - principal stockholder	207,991	207,991
Accrued compensation - principal stockholder	248,550	231,000
Private placement funds in dispute	42,000	42,000
Total current liabilities	1,030,294	947,620

Long-term debt, net of current portion	4,012	10,050
Total liabilities	1,034,306	957,670

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 14,954,715 issued and outstanding	149,548	149,548
Additional paid-in capital	497,141	497,141
Less: treasury stock 2,000 shares (at cost)	(2,000)	(2,000)
Accumulated (deficit) earnings	(48,036)	(75,310)
Total stockholders’ equity	596,653	569,379
Totals	$1,630,959	$1,527,049

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005

	NINE MONTHS ENDED		THREE MONTHS ENDED
	FEBRUARY 28,		FEBRUARY 28,
	2006	2005	2006	2005

Revenue	$1,923,504	$2,030,615	$616,867	$745,833

Cost of goods sold	1,311,814	1,599,009	500,714	567,176

Gross profit	611,690	431,606	116,153	178,657

Selling, general and administrative expenses	559,159	507,324	160,738	154,678

Income (loss) from operations	52,531	(75,718)	(44,585)	23,979

Other income (expense):
Interest and other income (expenses)	2,966	(1,016)	1,200	(663)
Interest expense	(12,584)	—	(4,140)	—

Total other income (expense):	(9,618)	(1,016)	(2,940)	(663)

Income before income tax provision	42,913	(76,734)	(47,525)	23,316

Income tax provision	15,638	—	(18,052)	—

Net income (loss)	$27,275	$(76,734)	$(29,473)	$23,316

Basic earnings (loss) per common share	$0.00	$(0.01)	$(0.00)	$0.00

Diluted earnings (loss) per share	$0.00	$(0.01)	$(0.00)	$0.00

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005

	FEBRUARY 28,
	2006	2005
Operating activities
Net income (loss)	$27,275	$(76,734)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,099	27,015
Changes in operating assets and liabilities:
Accounts receivable	213,352	(47,760)
Inventories	(97,154)	(49,228)
Prepaid expenses and other current assets	5,133	3,919
Accounts payable and accrued expenses	(57,786)	133,749
Customer deposits	126,953	41,646

Net cash provided by (used in) operating activities	236,872	32,607
Investing activities
Capital expenditures, net of writeoffs	(14,642)	(68,444)

Net cash (used in) investing activities	(14,642)	(68,444)
Financing activities
Increase (decrease) in long-term debt, net	(10,081)	(12,473)
Proceeds from long-term debt	—	18,436
Loan payable - Borrowing from principal stockholder	17,550	17,550
Purchase of Treasury stock	—	(2,000)

Net cash provided by financing activities	7,469	21,513

Net increase (decrease) in cash and cash equivalents	229,699	(14,324)

Cash and cash equivalents, beginning of period	237,388	282,443

Cash and cash equivalents, end of period	$467,087	$268,119

Supplemental disclosure of cash flow information: Interest paid	$12,296	$1,528

The accompanying notes are an integral part of these financial statements.

THE BANKER’S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker’s Store, Inc. and Subsidiaries (the “Company”) as of February 28, 2006 and 2005, and the Company’s results of operations for the nine months and three months ended February 28, 2006 and 2005, and cash flows for the nine months ended February 28, 2006 and 2005. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2005 and for the years ended May 31, 2005 and 2004 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended May 31, 2005.

The consolidated results of operations for the nine and three months ended February 28, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings (loss) per common share:

The Company presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. As of February 28, 2006 the Company has reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements. The weighted average numbers of shares for determining basic earnings per share were 14,954,715 in 2006. The weighted average numbers of shares for determining diluted earnings per share were 15,276,715 in 2006.

Note 3 - Income taxes:

The Company’s estimated effective federal and state income tax rate is 37 percent. A substantial portion of the Company’s deferred tax asset is attributable to accrued officer’s salary. Due to the uncertainties related to the payment of this liability and the extent and timing of future taxable income, the Company offset the deferred tax assets by an equivalent valuation allowance as of February 28, 2006. Deferred tax assets offset by a valuation allowance were approximately $100,000 as of February 28, 2006.

Note 4 – Related Party Note

The note payable to the president and principal stockholder is a demand promissory note of $207,991 with interest accruing at prime plus 0.5% per annum. At February 28, 2006 the Company had accrued interest of $3,970 relating to this note. The president and principal stockholder has represented that he will not demand repayment until the Company has sufficient resources to make the repayment.

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

Two of the Company’s directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively “Taurus”), and as directors of B.G. Banking prior to its acquisition by The Banker’s Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking’s common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the purchaser names and numbers of shares of common stock purchased and refused to remit to the Company the proceeds of the shares sold. As of February 28, 2006, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

As of February 28, 2006, the Company has reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

On August 6, 2002, the Company and the President filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action that was filed in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion of unjust enrichment, and seeking an accounting of plaintiff’s books and records. The Company and the President believe that they have meritorious defenses and intends to defend the action as long as it remains pending.

On March 7, 2000, the Company filed an action in the Supreme Court of New York, County of New York, against Taurus, seeking an amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion and unjust enrichment and seeking an accounting of Taurus’ books and records. The action arises out of B.G. Banking’s confidential private placement memorandum dated January 31, 1998 for the sale of 3,000,000 shares of common stock at $1.00 per share. Taurus filed a motion to dismiss the action which the court denied on October 5, 2000. On November 15, 2000, a motion filed by Taurus’ counsel to be relieved as counsel was granted. On December 14, 2000, the court granted the Company’s oral motion for the entry of a default judgment against Taurus. On May 4, 2001, the court granted a motion filed by the defendant and, as a result, ordered the action to be transferred to the New York State Supreme Court, Delaware County. There has been no further activity of record in the case since the order of transfer.

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

Revenues, segment assets, and other related segment information follows as of and for the nine months and three months ended February 28, 2006 and 2005:

DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

	NINE MONTHS ENDED			NINE MONTHS ENDED
	FEBRUARY 28,			FEBRUARY
	2006			2005
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals

Revenues from external customers	$1,723,439	$200,065	$1,923,504	$1,812,672	$217,943	$2,030,615

Segment profit (loss)	31,026	(3,751)	27,275	(80,572)	3,838	(76,734)

Segment assets	$1,504,343	$126,616	$1,630,959	$1,300,604	$132,523	$1,433,127

	THREE MONTHS ENDED			THREE MONTHS ENDED
	FEBRUARY 28,			FEBRUARY 28,
	2006			2005
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals

Revenues from external customers	$563,947	$52,920	$616,867	$670,130	$75,703	$745,833

Segment profit (loss)	(28,565)	(908)	(29,473)	44,496	3,579	48,075

Segment assets	$1,504,343	$126,616	$1,630,959	$1,300,604	$132,523	$1,433,127

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANKER’S STORE, INC.

By:	/s/ PAUL D. CLARK
Paul D. Clark,
President, CEO, Chief
Financial Officer, and Director (Principal Executive Officer)

Date: April 14, 2006