Form 10KSB
period 2006-05-31
BANKERS STORE INC
filed 2006-08-29
CIK 27850

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2006
COMMISSION FILE NO.: 000-08880

THE BANKER'S STORE, INC.
(Exact Name of Registrant in its Charter)

NEW YORK	22-3755766
State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1535 Memphis Junction Road, Bowling Green, KY 42101
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's Telephone Number, Including Area Code: (270) 781-8453

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of Act: Common Stock,
par value $.01 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) or the Exchange Act. ☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☒ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

For the fiscal year ended May 31, 2006, the issuer's revenues were $2,456,015.

As of August 18, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $135,287. This aggregate market value is computed by reference to the last sale price of such common equity on such date. As of August 18, 2006, the Registrant had 14,954,781 shares of common stock outstanding.

Transitional Small Business Format ☐ Yes ☒ No

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

OUR BUSINESS

Principal Products and Services and Their Markets.

Our principal products are bank-related equipment, remote drive-up and walk-up teller systems, automated teller machines (ATMs), vaults, safe deposit boxes, safes, filing systems and counter lines. In addition to traditional bank locations, we have added pharmacies and super drug stores, utilities, shipping departments in factories and hospitals to our customer base with drive-up and walk-up pneumatic and belt driven money transport and transaction systems. In addition, we provide all types of physical security systems including access control, master key systems and electronic locks, closed circuit television, and security systems to our customers.

We sell new and pre-owned equipment which has been refurbished in our shops. We receive much of our products directly from existing customers, through asset managers of bank holding companies, web advertising, and a large independent bank equipment dealer network.

Our primary geographic markets are Kentucky, Tennessee and surrounding states. We install our own products and also service the products we sell. The internet has increased awareness of our products and has been a good resource for purchasing as well as sales. Our primary customer market has been community banks, newly established banks and credit unions.

In June of 2001, we entered into the office equipment and retail furniture business, selling to commercial and industrial customers.

Distribution Methods of Products and Services.

Sales of equipment are made directly to customers by our sales personnel, as well as representatives from related companies, and direct support from several manufacturers and distributors. The technical nature of our products requires direct contact with customers and their architects and building contractors. Most products are sold under contractual agreements on total price, terms and conditions when installation by us is required. Purchase agreements are required from customers who provide for their own installations. We currently employ three sales representatives who operate in Kentucky, Tennessee and bordering states who service customers over the telephone, via internet, on location, and on a walk-in basis.

Competitive Conditions.

We know of other entities presently competing for the same geographic and business markets. Some of the other entities, such as Diebold, have greater capital resources, better geographic presence, national marketing, and more experience than we have. Other entities cover similar markets but sell different manufacturers' products as a dealership, and are not quite as diversified in terms of product mix. We have an advantage in some areas in that our pre-owned, in-house refurbished steel products and warehousing, transport and installation capability give us a pricing advantage on many of the products required by banks. Many of these products seldom change in style and can be resold for less than the cost of a new product. We also compete by allowing customer trade-in, consignment, or repurchasing of our customers' excess equipment. From time to time, we cooperate with competitors who, like us, are independent suppliers of banking equipment in fulfilling large orders or supplying each other with pieces of equipment that may otherwise be more difficult to locate.

Once space is available, we plan to install a permanent display area for drive-up systems, which we currently use warehouse space to demonstrate. When complete, we plan to have a showplace for the latest bank related equipment for display and demonstration including banking delivery systems, ATMs, check cashing equipment and other cash handling machines. As planned, the showroom will allow our customers to compare products from different manufacturers. By appointment, our prospective customers can bring drawings of upcoming projects and we will provide brochures, schematics and cut sheets for the architect or builder with complete specifications of all our products, including office furniture.

Product Sources and Principal Suppliers.

Because of a large number of mergers in the past decade among banks, resulting in the closing of many branches, we have been able to stockpile some quantities of equipment for resale. This equipment also includes safes and vaults, vault panels, depositories, bullet resistant glass, and teller fixtures. We do not believe that a shortage of our products is likely. Because part of this business requires that we match an existing product's specifications, size, color, and other features, we buy from several manufacturers for each product we sell. We can usually match our competitors' equipment for quality and price, with new or pre-owned products purchased directly from manufacturers, distributors and specialty equipment brokers.

Significant Customers.

Our core market has been the community banks and credit unions with ten branches or less. We have not had any one customer who has accounted for more than 10% of total revenues during the year ended May 31, 2006.

Intellectual Property.

None.

Need for any Governmental Approval for Products or Services.

None.

Effect of Existing or Probable Governmental Regulations on the Business.

None.

Description of Research and Development Activities Over Last Two Years.

None.

Costs and Effects of Compliance with Environmental Laws.

None.

EMPLOYEES

As of August 18, 2006, we employed 19 full-time employees. Paul Clark serves as our President, and Roberta Clark as our corporate Secretary. We have three persons employed in sales, two persons in administrative capacities and one clerical worker. We also have four persons engaged in installation, and seven in service activities in the field.

ITEM 2. DESCRIPTION OF PROPERTY

We currently occupy approximately 32,000 square feet of office, warehouse, showroom and shop space which we lease from our President and CEO, Paul Clark pursuant to two separate leases. We pay a monthly rental of $5,000, plus maintenance expenses, for 23,976 square feet of office and warehouse space, which is located at 1535 Memphis Junction Road, Bowling Green, Kentucky, pursuant to a three year lease agreement dated August 1, 1998, between Paul D. Clark, our President, and the Company. This lease has been renewed to 2007 on substantially the same terms. We also pay $2,200 per month, plus maintenance expenses, for the remainder of the space, primarily consisting of a showroom located at 370 Cal Batsel Road, Bowling Green, Kentucky, pursuant to a lease that has also been extended to 2007.

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

On September 26, 2001, we were named as a defendant (under the names The Bankstore, Inc. and B.G. Banking Equipment, Inc.) in an action filed in the Circuit Court of the Twelfth Judicial District, Manatee County, Florida by Taurus Venture Capital Fund, LLC and Taurus International Investments, Inc. Our president, Paul D. Clark ("Clark"), was also named as a defendant. The action alleges that The Banker's Store and Mr. Clark violated various Florida statutes, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Alexander Brosda and Andrew Seim (allegedly as the beneficial owners for plaintiffs), for 225,000 shares of the common stock of the The Banker's Store. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, we filed a motion with Mr. Clark to dismiss the action on jurisdictional grounds. On May 30, 2002, the court issued a decision denying the motion to dismiss.

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

On May 28, 2003, the Company and Clark filed a motion for summary judgment dismissing the complaint. Plaintiffs have not yet responded to the motion and the Company and Clark are waiting for the court to schedule a hearing on the motion. Effective May 19, 2006, the Manatee County Circuit Court in Brandenton, Florida dismissed the action pending against The Banker's Store, Inc. (the "Company"), B.G. Banking Equipment, Inc., and Paul D. Clark for failure to prosecute.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSNESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The principal market on which our Common Stock is traded is the OTC Bulletin Board. Our ticker symbol is BSTR.

The following table sets forth the high and low bid information for our Common Stock for each quarter, since August 31, 2004. This information was received from the OTC Bulletin Board. As these are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

		High:	Low:

For the quarter ended:	August 31, 2004	$0.06	$0.06
	November 30, 2004	0.08	0.05
	February 28, 2005	0.15	0.07
	May 31, 2005	0.19	0.13
	August 31, 2005	0.13	0.07
	November 30, 2005	0.17	0.08
	February 28, 2006	0.45	0.09
	May 31, 2006	0.12	0.06

Holders of our Securities.

The approximate number of holders of record of our common Stock, as of August 18, 2006, was 898. This information was obtained from Continental Stock Transfer & Trust Company, our transfer agent.

Dividends.

No dividends have been paid on our Common Stock; we do not foresee paying any dividends on our stock in the near future.

Equity Compensation Plans

The Company maintains no equity compensation plans.

Recent Sales of Unregistered Securities

The Company has made no sales of unregistered securities within the past three years.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

The Company did not purchase any of its securities during the fourth quarter of the fiscal year ended May 31, 2006.

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

We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including our ability to obtain new products at competitive prices, sources of good used banking and banking related equipment and furniture at favorable prices, market acceptance of current or new products, delays, or inefficiencies, shipping problems, seasonal customer demand, the timing of significant orders, competition for customers and markets, competitive pressures on average selling prices and changes in the mix of products sold.

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

Because we plan to increase our operating expenses, primarily for personnel and activities supporting newly introduced products, new product development and entering new markets, our operating results could be adversely affected if our sales do not correspondingly increase or if our product development efforts are unsuccessful or are subject to delays.

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

Impairment losses on the equipment and improvements are recognized when events indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and all or a portion of such carrying value may not be recoverable. We did not recognize any impairment losses during 2006 and 2005.

Income Taxes:

Deferred tax assets resulted from temporary differences attributable to allowance for doubtful accounts, slow-moving inventories, accrued officer salary and other temporary differences. Due to the uncertainties related to the extent and timing of our future taxable income, we have established a valuation allowance in prior periods. In 2006, we decreased the valuation allowance in an amount equivalent to current income tax expense.

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

Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Store, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to us net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to us the proceeds of the shares sold. As of May 31, 2006, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

As of May 31, 2006, we have reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

Litigation:

Please see discussion of certain legal proceedings under Item 3.

Results of Operations

The following table sets forth operating data as a percentage of net sales:
	Twelve months ended
	May 31,
	2006	2005

Net sales	100.0%	100.0%

Cost of sales	67.7%	70.7%

Gross profit	32.3%	29.3%

Selling, general and administrative expenses	29.5%	25.0%

Income (loss) from operations	2.8%	4.3%

Other	-0.4%	-0.8%

Income before income tax provision	2.4%	3.5%

Income tax provision	0.0%	0.0%

Net income (loss)	2.4%	3.5%

Results of Operations for the Years Ended May 31, 2006 and 2005.

Revenues were approximately $2,456,015 for the year ended May 31, 2006 as compared to approximately $2,878,711 for the year ended May 31, 2005 reflecting a decrease of approximately $422,696 or 15%. The decrease in revenues during the year ended May 31, 2006 is primarily due to the loss of business resulting from the addition of a subdealer in our Tennessee territory by one ATM manufacturer. This subdealer, who was buying through us, is now able to buy direct from the manufacturer. This resulted in a 38% decrease in our Tennessee sales of ATM's and traditional equipment.

Cost of goods sold and related expenses were $1,662,560 for the year ended May 31, 2006 as compared to approximately $2,034,061 for the year ended May 31, 2005 reflecting a decrease of approximately $371,501 or 19%. This decrease is a product of the decrease in sales in Tennessee.

Gross profit decreased by approximately $51,195 during the year ended May 31, 2006 primarily due to decreased sales volume in our Tennessee territory.

Selling, general and administrative expenses were approximately $725,268 for the year ended May 31, 2006 as compared to approximately $719,211 for the year ended May 31, 2005, reflecting an increase of approximately $6,057 or 1%. We attribute this increase to added fuel costs, increasing freight charges, and incremental increases in all necessary business operations.

As a result of the aforementioned, our net income during the year ended May 31, 2006 decreased by approximately $42,498 to approximately $58,563 as compared to net income of approximately $101,061 for the previous fiscal year.

Liquidity and Capital Resources

We have financed our operations primarily through revenues from operations.

We had cash and cash equivalents of $354,688 and working capital of $514,152 at May 31, 2006. During the year ended May 31, 2006, our cash and cash equivalents increased by $117,300. Net cash and cash equivalents provided by operations were $121,092 which increased primarily from a decrease in inventory of $35,198 and in accounts receivable of $140,715 and was partially offset by a decrease in accounts payable of $74,849. During the year ended May 31, 2006, long-term debt, which consisted of six car loans, was reduced by $12,550. Three of these car loans were retired.

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

We also desire to expand our customer base and enter additional markets. To accomplish these goals, we are currently evaluating a number of strategies and related steps. We may hire additional sales personnel in order to reach potential customers in new markets and additional customers in existing markets. We may consider and evaluate opportunities to grow and expand through mergers or acquisitions. We may strengthen our management team by adding one or more individuals.

Our ability to effect any of these strategies or to take any of these steps will depend on a number of factors including, without limitation: our ability to generate sufficient cash flow or obtain sufficient capital on reasonable terms; our ability to locate and hire qualified personnel on satisfactory terms and conditions, the availability of attractive candidates for merger or acquisition on reasonable terms and conditions; continued demand for our products and services; our ability to withstand increased competitive pressures; and economic conditions within the financial services industry and within the markets we serve. There is no assurance that we will be able to meet any or all of our goals.

We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs through at least May 31, 2007. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS

THE BANKER'S STORE, INC. AND SUBSIDIARIES

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Condensed Consolidated:
Balance Sheets
May 31, 2006 and 2005	F-3

Statements of Operations
Years ended May 31, 2006 and 2005	F-4

Statements of Changes in Stockholder's Equity
Years ended May 31, 2006 and 2005	F-5

Statements of Cash Flows
Years ended May 31, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of The Banker's Store, Inc. and Subsidiaries as of May 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Banker's Store, Inc. and Subsidiaries as of May 31, 2006 and 2005, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marmann & Associates, PC
Marmann & Associates, PC
Sheffield, Alabama
August 3, 2006

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 31, 2006 AND 2005

	MAY 31,
ASSETS	2006	2005

Current Assets:
Cash and cash equivalents	$354,688	$237,388
Accounts receivable, net of allowance for bad debts of $4,043 in 2006 and $3,048 in 2005	286,137	426,852
Inventories	676,580	711,778
Prepaid expenses and other current assets	27,549	44,444
Total current assets	1,344,954	1,420,462

Equipment and improvements, net	94,866	105,755
Other assets	20,467	832
Totals	$1,460,287	$1,527,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$8,454	$12,497
Accounts payable and accrued expenses	141,475	216,324
Customer deposits	176,482	237,808
Note payable - principal stockholder	207,991	207,991
Accrued compensation - principal stockholder	254,400	231,000
Private placement funds in dispute	42,000	42,000
Total current liabilities	830,802	947,620

Long-term debt, net of current portion	1,543	10,050
Total liabilities	832,345	957,670

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 14,954,781 and 14,954,715 shares issued and outstanding	149,548	149,548
Additional paid-in capital	497,141	497,141
Less: treasury stock 2,000 shares (at cost)	(2,000)	(2,000)
Accumulated (deficit) earnings	(16,747)	(75,310)
Total stockholders' equity	627,942	569,379
Totals	$1,460,287	$1,527,049

The accompanying notes are an integral part of these financial statements.

BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
MAY 31, 2006 AND 2005

	MAY 31,
	2006	2005

Revenue	$2,456,015	$2,878,711

Cost of goods sold	1,662,560	2,034,061

Gross profit	793,455	844,650

Selling, general and administrative expenses	725,267	719,211

Income (loss) from operations	68,188	125,439

Other income (expense):
Interest and other income (expenses)	7,489	(22,118)
Interest expense	(17,114)	(2,260)

Total other income (expense):	(9,625)	(24,378)

Income before income tax provision	58,563	101,061

Income tax provision	-	-

Net income	$58,563	$101,061

Basic earnings (loss) per common share	$0.00	$0.01

Diluted earnings (loss) per share	$0.00	$0.01

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
MAY 31, 2006 AND 2005

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated	Treasury
	Shares	Amount	Capital	Deficit)	Stock	Total

Balance May 31,2004	14,947,215	$149,473	$497,216	$(176,371)	$-	$470,318
Shares issued	7,500	75	(75)	-	-	-
Treasury stock	-	-	-	-	(2,000)	(2,000)
Net income	-	-	-	101,061	-	101,061
Balance May 31,2005	14,954,715	$149,548	$497,141	$(75,310)	$(2,000)	$569,379

Shares issued	66	-	-	-	-	-
Treasury stock	-	-	-	-	-	-
Net income	-	-	-	58,563	-	58,563

Balance May31,2006	14,954,781	$149,548	$497,141	$(16,747)	$(2,000)	$627,942

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
TWELVE MONTHS ENDED MAY 31, 2006 AND 2005

	MAY 31,
	2006	2005

Operating activities
Net income (loss)	$58,563	$101,061
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,532	28,664
Provision for doubtful accounts	(995)	(1,380)
Changes in operating assets and liabilities:
Accounts receivable	141,710	(155,157)
Inventories	35,198	(92,430)
Prepaid expenses and other current assets	16,895	6,000
Other assets	(19,636)	6,498
Accounts payable and accrued expenses	(74,849)	106,713
Customer deposits	(61,326)	(15,959)

Net cash provided by (used in) operating activities	121,092	(15,990)

Investing activities
Capital expenditures, net of writeoffs	(14,642)	(51,346)

Net cash (used in) investing activities	(14,642)	(51,346)

Financing activities
Increase (decrease) in long-term debt, net	(12,550)	(18,319)
Proceeds from long-term debt	-	19,200
Loan payable - Borrowing from principal stockholder	23,400	23,400
Common stock issued	-	(75)
Purchase of Treasury stock	-	(2,000)
Additional paid in capital	-	75

Net cash provided by financing activities	10,850	22,281

Net increase (decrease) in cash and cash equivalents	117,300	(45,055)

Cash and cash equivalents, beginning of period	237,388	282,443

Cash and cash equivalents, end of period	$354,688	$237,388

Supplemental disclosure of cash flow information:
Interest paid	$16,809	$2,260
Income taxes paid	$24,999	$-

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

Inventories:

Inventory consists of new and used furniture and equipment primarily used in the banking industry. Inventories are stated at the lower of cost or market utilizing the first-in, first-out method. The Company reviews the inventory quarterly for obsolescence, and estimates an allowance. The allowance for obsolete inventory was $35,000 as of May 31, 2006 and 2005.

Equipment and improvements:

Equipment and improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization have been provided utilizing the straight-line method over the estimated useful lives of the assets.

Reclassifications:

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on the statement of operations.

Advertising:

Advertising expenses are considered non-response costs and are expensed as incurred. Total advertising expense was $16,267 in 2006 and $11,383 in 2005.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(concluded):

Net earnings (loss) per share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period. The Company considered the reserve shares described in Note 8 as potentially dilutive common shares outstanding during the years ended May 31, 2006 and 2005. The weighted average numbers of shares for determining basic earnings per share were 14,947,281 and 14,947,215 in 2006 and 2005, respectively. The weighted average numbers of shares for determining diluted earnings per share were 15,269,281 and 15,269,215 in 2006 and 2005, respectively.

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

NOTE 2 - EQUIPMENT AND IMPROVEMENTS:

Equipment and improvements consist of the following:

	Range of
	Estimated
	Useful Lives	2006	2005
Machinery and equipment	3 to 10 years	$57,441	$50,455
Transportation equipment	5 years	163,396	173,232
Computer equipment	5 years	22,392	19,787
Furniture and fixtures	5 years	1,267	1,267
Leasehold improvements	3 years	51,028	48,475
Totals		295,524	293,216

Less accumulated depreciation and amortization		200,658	187,461

Totals		$94,866	$105,755

Depreciation and amortization amounted to $25,532 and $28,664 for the years ended May 31, 2006 and 2005 respectively.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTE PAYABLE TO BANK:

The Company has a $150,000 revolving line of credit with borrowings bearing interest at .25% above the prime rate and guaranteed by the Company's principal stockholder. The line of credit expires on November 7, 2006. At May 31, 2006, the Company has no outstanding borrowings under the line.

NOTE 4 - LONG-TERM DEBT:

Long-term debt consists of the following notes that are collateralized by transportation equipment:
	2006	2005

8.25% notes, payable in monthly installments of $336, including interest and maturing July 2005	-	684

7% notes, payable in monthly installments of $357, including interest and maturing October 2005	-	1,752

8% notes, payable in monthly installments of $239, including interest and maturing June 2005	-	270

6% notes, payable in monthly installments of $307, including interest and maturing July 2006	910	4,419

6.5% notes, payable in monthly installments of $310, including interest and maturing September 2007	4,740	8,035

6% notes, payable in monthly installments of $283, including interest and maturing September 2007	4,347	7,387

Totals	9,997	22,547

Less current portion	8,454	12,497

Long-term portion	1,543	10,050

Principal amounts due under the above obligations in each of the years subsequent to May 31, 2006 are $1,543 in 2007.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY NOTE AND ACCRUED COMPENSATION:

The president and principal stockholder has an employment contract with the Company, renewable annually. The contract provides for an annual salary of $78,500 plus health insurance and other benefits. The Company has accrued compensation of $254,400 and $231,000 through May 31, 2006 and 2005, respectively, related to this contract.

The Company owes the president and principal stockholder for equipment and cash advances $207,991 as of May 31, 2006 and 2005. In prior periods this was accounted for as non-interest bearing advances. In the fourth quarter of 2005, this was converted to a demand promissory note with interest accruing at prime plus 0.5% per annum. The president and principal stockholder has forgiven any claim for interest prior to converting the advances to a note payable. Interest paid or accrued was approximately $15,507 for fiscal year ending May 31, 2006. The president and principal stockholder has represented that he will not demand repayment of the note until the Company has sufficient resources to make the repayment.

NOTE 6 - INCOME TAXES:

The provision for income taxes differs from the amounts computed using the Federal statutory rate of 34% as a result of the following:

	2006	2005
Expected provision at Federal statutory rate	34%	(34%)
Effect of state taxes, net of Federal income tax effect	6	(6)
Utilization of deferred tax assets	-	40
Decrease in deferred tax valuation	(40)	-

Effective tax rate	--%	--%

Due to the uncertainties related to the extent and timing of our future taxable income, we have established a total valuation allowance against deferred tax assets in prior periods. In 2006, we decreased the valuation allowance in an amount equivalent to current income tax expense. The Company offset the current income tax expense of approximately $19,636 by an equivalent decrease in the valuation allowance as of May 31, 2006.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (concluded):
Significant components of the Company's deferred tax assets as of May 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$-	$2,000
Accrued officer salary	102,000	93,000
Depreciation	(4,000)	(24,000)
Inventory reserve	14,000	13,000
Other	3,000	12,000
	115,000	96,000
Valuation allowance for deferred tax assets	(95,364)	(96,000)

Deferred tax assets	$19,636	$--

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

Related rent expense amounted to $86,400 for the years ended May 31, 2006 and 2005.

NOTE 8 - CONTINGENCIES:

Private placement - B.G. Banking:

Prior to the Store's reverse merger with B.G. Banking and FBEE (see Note 1), B.G. Banking offered and received subscriptions for 126,500 shares of its common stock at $1.00 per share. Subsequent to the date of the reverse merger, the subscribers of shares of B.G. Banking's common stock were offered and they received shares of common stock in the Store at a ratio of 1 share of B.G. Banking common stock to 1.5 shares of the Store's common stock. The Company issued 189,750 shares of its common stock in satisfaction of the subscription agreements at a value of $.67 per share. Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of May 31, 2006, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

As of May 31, 2006, the Company has reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

On August 6, 2002, the Company and the President filed an answer, affirmative defenses and counterclaims against plaintiffs, denying the allegations in the complaint and alleging as counterclaims the same claims as are alleged in the following described action pending in New York State, seeking damages in the amount of not less than $1,700,000 for breach of fiduciary duty, breach of contract, conversion of unjust enrichment, and seeking an accounting of plaintiffs' books and records. The Company believes that they have meritorious defenses and intends to vigorously defend the action. On May 28, 2003, the Company and its president filed a motion to dismiss the action and are awaiting the scheduling by the court of a hearing on the motion. Effective May 19, 2006, the Manatee County Circuit Court in Brandenton, Florida dismissed the action pending against The Banker's Store, Inc. (the "Company"), B.G. Banking Equipment, Inc., and Paul D. Clark for failure to prosecute.

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

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. The Company's cash balances with financial institutions, at times, may exceed the Federal Deposit Insurance Corporation insured limits. At May 31, 2006, the Company has cash and cash equivalent balances that exceed federally insured limits in the amount of approximately $41,692.

The Company closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's material financial instruments at May 31, 2006 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable and accounts payable, advances from principal stockholder and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair value because of their liquidity and/or their short-term maturities; (ii) long-term debt were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics and (iii) although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from the principal stockholder, because of the relationship of the Company and its stockholders, it believes that the carrying value of the advances approximates fair value.

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

Segment disclosure information follows:

THE BANKER'S STORE, INC. AND SUBSIDIARIES

DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

	TWELVE MONTHS ENDED			TWELVE MONTHS ENDED
	MAY 31, 2006			MAY 31, 2005
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals

Revenues from external customers	$2,191,196	$264,819	$2,456,015	$2,572,248	$306,463	$2,878,711

Interest revenue	3,404	-	3,404	669	-	669

Interest expense	17,114	-	17,114	2,260	-	2,260

Net interest expense	13,710	-	13,710	1,591	-	1,591

Depreciation and amortization	25,222	311	25,532	28,298	366	28,664

Segment profit (loss)	67,837	(9,274)	58,563	106,12	1 (5,060)	101,061

Segment assets	$1,356,098	$104,189	$1,460,287	$1,368,461	$158,588	$1,527,049

NOTE 11 - SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)
The following data summarizes quarterly operating results.

	Year ended May 31, 2006

	August 31,	November 30,	February 28	May 31,
	2005	2005	2006	2006	Totals

Revenues	$568,360	$738,278	$616,867	$532,510	$2,456,015

Cost of goods sold	414,330	396,771	500,714	350,745	1,662,560

Gross profit	154,030	341,507	116,153	181,765	793,455

Selling, general and administrative expenses	199,689	198,732	160,738	166,108	725,267

Income (loss) from operations	(45,659)	142,775	(44,585)	15,657	68,188

Other income (expense)	590	(7,269)	(2,940)	(6)	(9,625)

Income before income tax provision	(45,069)	135,506	(47,525)	15,651	58,563

Income tax provision	-	33,690	(18,052)	(15,638)	-

Net income (loss)	(45,069)	101,816	(29,473)	31,289	58,563

Basic earnings (loss) per common share	$-	$0.01	$(0.01)	$-	$-

Diluted earnings (loss) per common share	$-	$0.01	$(0.01)	$-	$-

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Paul Clark, our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of May 31, 2006.

(b) Internal controls. During the year ended May 31, 2006, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

All information presented in this Item is as of August 3, 2006. The following table and notes thereto lists: (1) the names and ages of all directors and executive officers of the Company; (2) the positions and offices that each person holds with the Company; (3) the term of office as a director and/or executive officer, and the period during which the person has served as a director and/or executive officer; and (4) any arrangement or understanding between the director and/or executive officer and any other person, pursuant to which they are, or are to be, selected as a director and/or executive officer*.

NAME	AGE	POSITION
Paul D. Clark**	63	President, Director, and Chief Executive Officer
		(Principal Accounting and Financial Officer)
Roberta Clark**	62	Secretary and Director

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

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	ANNUAL COMPENSATION
Paul D. Clark	2006	$78,500
CEO, CFO and	2005	$78,500
President	2004	$78,500

Roberta W. Clark	2006	$25,389
Secretary	2005	$25,389
	2004	$25,389

Mr. Clark's annual contract was for $78,500 in fiscal 2004, $78,500 in fiscal 2005 and $78,500 in fiscal 2006. In each of these years and in prior years, a portion of Mr. Clark's salary was deferred. In addition, Mr. Clark has from time to time advanced amounts on behalf of the Company for which the Company has issued to Mr. Clark a promissory note. The Company presently owes Mr. Clark $207,991 for cash advanced for inventory and $254,400 in deferred compensation. No other executive officer was compensated in excess of $100,000 for the past three (3) fiscal years.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of our securities as of August 12, 2006, by our officers and directors and by any person who is known to us to be the beneficial owner of more than 5% of our common stock, $.01 par value per share:

NAME AND ADDRESS	SHARES BENEFICIALLY OWNED	PERCENTAGE
Paul D. Clark & Roberta W. Clark	13,263,630	88.70%
1985 Claypool Alvaton Rd
Bowling Green, Kentucky 42101

Paul and Roberta are husband and wife, together they have voting and investment power of these shares.

There are no arrangements which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We presently occupy approximately 32,000 square feet of office, warehouse, showroom and shop space in two separate locations in Bowling Green, Kentucky, for an aggregate monthly rental of $7,200, pursuant to lease agreements with our President, Paul D. Clark, as owner of the property. Related rent expense amounted to $86,400 and $86,400 for the fiscal years ended May 31, 2006 and 2005, respectively.

The Banker's Store owed Mr. Clark an aggregate sum of $462,391 as of May 31, 2006. This amount consisted primarily of inventory purchased from Mr. Clark in May 1999 and compensation accrued but not paid.

ITEM 13. EXHIBITS

EXHIBIT NUMBER AND DESCRIPTION OF DOCUMENT

2.1	Agreement of Business Combination By Stock Exchange, dated April 15, 1998, by and between BG Banking Equipment and Maritime Transport & Technology, Inc. (2)

3.1	Certificate of Incorporation of The Banker's Store, Inc., as amended. (1)

3.2	Articles of Incorporation of Financial Building Equipment Exchange, Inc. (1)
3.3	Articles of Incorporation as amended of BG Banking Equipment, Inc. (1)

3.4	Bylaws of The Banker's Store, Inc. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Business Lease, dated August 1, 1998, by and between Paul D. Clark and Maritime Transport and Technology, Inc. (dba The Bank Store and dba BG Banking Equipment, Inc.)(2)

10.2	Employment Agreement, dated February 1, 1998, by and between Maritime Transport & Technology, Inc. (dba The Bank Store and dba BG Banking Equipment, Inc.) and Paul Clark. (2)

21.1	Subsidiaries of the Company. (1)

31	Certification Pursuant to Rule 13a-14(a) of Paul Clark (CEO & CFO)

32	Certification of Paul Clark (CEO & CFO)

(1)	Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 1998.

(2)	Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 2000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES FOR FISCAL YEAR 2006

During the fiscal year ended May 31, 2006, we were billed and paid Marmann, McCrary & Assoc. PC, our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements, $44,945.

AUDIT FEES FOR FISCAL YEAR 2005

During the fiscal year ended May 31, 2005, we were billed and paid J.H. Cohn LLP, our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements, $58,816.

TAX FEES

During the fiscal years ended May 31, 2006, we were billed and paid Marmann, McCrary & Assoc. PC $5,700 for tax preparation work.

During the fiscal years ended May 31, 2005, we were billed and paid J.H. Cohn $8,651 for tax preparation work.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Banker's Store, Inc.
Dated: August 29, 2006	By:	/s/ Paul D. Clark
Paul D. Clark,
President, CEO,
CFO & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Paul D. Clark	Dated: August 29, 2006
Paul D. Clark President, CEO, CFO, & Director

/s/ Roberta Clark	Dated: August 29, 2006
Roberta Clark Secretary & Director