Form 10QSB
period 2006-08-31
BANKERS STORE INC
filed 2006-10-16
CIK 27850

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________TO ____________

COMMISSION FILE NUMBER: 000-8880

THE BANKER'S STORE, INC.

(Exact name of registrant as specified in its charter)
NEW YORK	22-3755766
State or Other Jurisdiction	(I.R.S. Employer
Of Incorporation or Organization)	Identification No.)

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

Common stock, par value $0.01, 14,954,781 shares outstanding as of October 13, 2006.

THE BANKER'S STORE, INC.

FORM 10-QSB

AUGUST 31, 2006

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

See financial statements beginning on page F-1.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDPLAN OF OPERATION

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

We may not be able to sustain revenue growth on a quarterly or annual basis.

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

Significant accounting estimates:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2006 and as outlined in our previously filed Form 10-KSB have been applied consistently for the three months ended August 31, 2006.

Related party transactions:

We have entered into two operating leases with our President and principal stockholder, Paul Clark, for the lease of an aggregate of 32,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The lease provides for a monthly rent of $7,200 plus maintenance expenses. The leases expire in August and September 2007, respectively.

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

Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Store, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to us net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to us the proceeds of the shares sold. As of August 31, 2006, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

As of August 31, 2006, we have reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

Litigation:

On March 7, 2000, we filed an action in the Supreme court of the State of New York, County of New York, against Stamford Financial Consulting, Inc., Taurus International Investment, Inc., George C. Bergleitner, Jr., Alexander C. Brosda and Andrew Seim (the “New York Action”), seeking an amount of not less than $1.7 million for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of defendants’ books and records. The action arises out of B. G. Banking’s Confidential Private Placement Memorandum dated January 31, 1998, prepared by Stamford Financial, for the sale of 3,000,000 shares of B. G. Banking common stock at $1.00 per share. On April 5, 2000, defendant George C. Bergleitner served a counterclaim alleging that we failed to have 180,000 shares of stock transferred without any legal endorsement, pursuant to Rule 144(k) under the Securities Exchange Act of 1934, as amended. The counterclaim seeks damages of $900,000 based upon the value of the stock at the highest amount at which it traded, which is alleged to be $5.00 per share.

Defendants Taurus, Brosda and Seim filed a motion to dismiss the action, which the court denied on October 5, 2000. Counsel for Taurus, Brosda and Seim, to be relieved as counsel and on, November 15, 2000, the court granted that motion.

On December 14, 2000, the court granted our oral motion for the entry of a default judgment against Taurus International Investment, Inc., Alexander C. Brosda and Andew Seim, leaving only George Bergleitner and his company, Stamford Financial, to defend the lawsuit.

By order entered on May 4, 2001, the Court granted a motion filed by Stamford Financial Consulting, Inc. and George C. Bergleitner, to transfer the New York Action to the New York State Supreme Court, Delaware County, and the action is continuing there against these two defendants. There has been no further activity of record in the case since the order of transfer.

On August 14, 2001, we were named as defendant (under the names The Bankstore, Inc. and B.G. Banking Equipment, Inc.) in an action filed in the Circuit Court of the Twelfth Judicial District, Manatee County, Florida, by Taurus Venture Capital Fund, LLC and Taurus International Investments, Inc. (the “Florida Action”). Our president, Paul D. Clark (“Clark”), was also named a defendant. In the Florida Action, Plaintiffs alleged that The Banker’s Store and Mr. Clark violated various Florida statute, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Alexander Brosda and Andrew Seim (allegedly as the beneficial owners for plaintiffs), for 225,000 shares of the common stock of The Banker’s Store. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, we filed a motion with Mr. Clark to dismiss the action on jurisdictional grounds. On May 30, 2002, the court issued a decision denying the motion to dismiss.

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

On May 28, 2003, the Company and Clark filed a motion for summary judgment seeking dismissal of the complaint. That motion was not ruled upon. Effective May 19, 2006, however, the Manatee County Circuit Court in Brandenton, Florida dismissed the Florida Action, without prejudice, for failure to prosecute.

Although we cannot predict the outcome of the litigation described above, we do not believe that the ultimate outcome will have any material adverse effect on our consolidated financial statements in subsequent periods.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the three months ended August 31, 2006 and 2005:

	Three months ended August 31,
	2006	2005

Net sales	100.0%	100.0%

Cost of sales	78.0%	72.9%

Gross profit	22.0%	27.1%

Selling, general and administrative expenses	37.5%	35.1%

Income (loss) from operations	-15.5%	-8.0%

Other	-0.5%	0.1%

Income before income tax provision	-16.0%	-7.9%

Income tax provision	0.0%	0.0%

Net income (loss)	-16.0%	-7.9%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2005.

Revenues were approximately $595,872 for the three months ended August 31, 2006 as compared to approximately $568,360 for the three months ended August 31, 2005 reflecting a increase of approximately $27,512 or 4.8%. The increase in revenues during the three months ended August 31, 2006 is the net result of an increase in service revenue and a decrease in preowned equipment.

Cost of goods sold and related expenses for the three months ended August 31, 2006 were approximately $464,993 or 78.0% of net sales as compared to approximately $414,330 or 72.9% of net sales for the three months ended August 31, 2005. Gross profit decreased during the three months ended August 31, 2006 as compared to the three months ended August 31, 2005 primarily due to the decrease in sale of preowned equipment.

Selling, general and administrative expenses were approximately $223,533 for the three months ended August 31, 2006 as compared to approximately $199,689 for the three months ended August 31, 2005 reflecting an increase of approximately $23,843 or 12% over the same period last year.

As a result of the aforementioned, the Company incurred a net loss during the three months ended August 31, 2006 of approximately $95,650 as opposed to a net loss of approximately $45,069 for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

We had cash and cash equivalents of $487,199 and working capital of $414,494 at August 31, 2006. During the three months ended August 31, 2006, our cash and cash equivalents increased by $132,511. Cash and cash equivalents generated from operations was $140,124 primarily due to an increase in accounts payable and accrued expenses of $21,299.

We are evaluating various alternatives in addressing our future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and the purchase of additional property to build a new or additional office and warehousing facility. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy. We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our operating funding needs through at least August 31, 2007. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. The Company will seek to combine with growing profitable companies in the ATM, financial equipment, and service industry. There can be no assurance that additional capital for expansions and acquisitions will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities and facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of August 31, 2006, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Paul D. Clark, the Company's President, CEO and CFO as of August 31, 2006, supervised and participated in this evaluation. Based on this evaluation, Mr. Clark concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting known to the Chief Executive Officer and Chief Financial Officer that occurred during the period covered by this report that has materially affected , or is likely to materially effect, the Company’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) Exhibits

31.1 Certification Pursuant to Rule 13a-14(a) of Vincent C. Buckman
31.2 Certification Pursuant to Rule 13a-14(a) of Sam Stone
32.1 Certification of Vincent C. Buckman
32.2 Certification of Sam Stone

FINANCIAL STATEMENTS

THE BANKER'S STORE, INC. AND SUBSIDIARIES

I N D E X

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AUGUST 31, 2006 (UNAUDITED) AND MAY 31, 2006	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 2006 AND 2005 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED AUGUST 31, 2006 AND 2005 (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5 - F-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

SIGNATURES

* * *

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2006 AND MAY 31, 2006

ASSETS	August 31, 2006	May 31, 2006

Current Assets:
Cash and cash equivalents	$487,199	$354,688

Accounts receivable, net of allowance for bad debts of $4,043	130,621	286,137
Inventories	637,345	676,580
Prepaid expenses and other current assets	32,966	27,549
Total current assets	1,288,131	1,344,954

Equipment and improvements, net	97,923	94,866
Other assets	20,467	20,467
Totals	$1,406,521	$1,460,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$6,849	$8,454
Accounts payable and accrued expenses	162,774	141,475
Customer deposits	195,273	176,482
Note payable - principal stockholder	207,991	207,991
Accrued compensation - principal stockholder	258,750	254,400
Private placement funds in dispute	42,000	42,000
Total current liabilities	873,637	830,802

Long-term debt, net of current portion	592	1,543
Total liabilities	874,229	832,345

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; 80,000,000shares authorized; 14,954,781 shares issued and outstanding	149,548	149,548
Additional paid-in capital	497,141	497,141
Less: treasury stock 2,000 shares (at cost)	(2,000)	(2,000)
Accumulated (deficit) earnings	(112,397)	(16,747)
Total stockholders' equity	532,292	627,942

Totals	$1,406,521	$1,460,287

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

	AUGUST 31,
	2006	2005

Revenue	$595,872	$568,360

Cost of goods sold	464,993	414,330

Gross profit	130,879	154,030

Selling, general and administrative expenses	223,533	199,689

Income (loss) from operations	(92,654)	(45,659)

Other income (expense):
Interest and other income (expenses)	1,648	1,199
Interest expense	(4,644)	(609)

Total other income (expense):	(2,996)	590

Income before income tax provision	(95,650)	(45,069)

Income tax provision	-	-

Net income	$(95,650)	$(45,069)

Basic earnings (loss) per common share	$(0.01)	$(0.00)

Diluted earnings (loss) per share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

	AUGUST 31,
	2006	2005

Operating activities
Net income (loss)	$(95,650)	$(45,069)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,350	6,241
Changes in operating assets and liabilities:
Accounts receivable	155,516	132,732
Inventories	39,235	4,726
Prepaid expenses and other current assets	(5,417)	632
Accounts payable and accrued expenses	21,299	(41,983)
Customer deposits	18,791	(17,617)

Net cash provided by (used in) operating activities	140,124	39,662

Investing activities
Capital expenditures, net of writeoffs	(9,407)	-

Net cash (used in) investing activities	(9,407)	-

Financing activities
Increase (decrease) in long-term debt, net	(2,556)	(19,434)
Proceeds from long-term debt	-	24,000
Loan payable - Borrowing from principal stockholder	4,350	5,850

Net cash provided by financing activities	1,794	10,416

Net increase (decrease) in cash and cash equivalents	132,511	50,078

Cash and cash equivalents, beginning of period	354,688	237,388

Cash and cash equivalents, end of period	$487,199	$287,466

Supplemental disclosure of cash flow information:
Interest paid	$4,644	$609

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of August 31, 2006, and the Company's results of operations and cash flows for the three months ended August 31, 2006 and 2005. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2006 and for the years ended May 31, 2006 and 2005 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2006.

The consolidated results of operations for the three months ended August 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings (loss) per common share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period. The Company considered the reserve shares described in Note 4 as potentially dilutive common shares outstanding during the periods ended August 31, 2006 and 2005. The weighted average numbers of shares for determining basic earnings per share were 14,947,281 and 14,947,215 in 2006 and 2005, respectively. The weighted average numbers of shares for determining diluted earnings per share were 15,269,281 and 15,269,215 in 2006 and 2005, respectively.

Note 3 - Income taxes:

The Company’s estimated federal and state income tax rate is 40 percent. Due to the uncertainties related to, among other things, the extent and timing of our future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $38,000 from the utilization of net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance as of August 31, 2006. Total deferred tax assets offset by a valuation allowance were $136,000 as of August 31, 2005. Total deferred tax assets were $153,000 offset by a valuation allowance of $133,364 as of August 31, 2006.

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

Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by The Banker's Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of August 31, 2006, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

As of August 31, 2006, the Company has reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

Litigation:

On March 7, 2000, we filed an action in the Supreme court of the State of New York, County of New York, against Stamford Financial Consulting, Inc., Taurus International Investment, Inc., George C. Bergleitner, Jr., Alexander C. Brosda and Andrew Seim (the “New York Action”), seeking an amount of not less than $1.7 million for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of defendants’ books and records. The action arises out of B. G. Banking’s Confidential Private Placement Memorandum dated January 31, 1998, prepared by Stamford Financial, for the sale of 3,000,000 shares of B. G. Banking common stock at $1.00 per share. On April 5, 2000, defendant George C. Bergleitner served a counterclaim alleging that we failed to have 180,000 shares of stock transferred without any legal endorsement, pursuant to Rule 144(k) under the Securities Exchange Act of 1934, as amended. The counterclaim seeks damages of $900,000 based upon the value of the stock at the highest amount at which it traded, which is alleged to be $5.00 per share.

Defendants Taurus, Brosda and Seim filed a motion to dismiss the action, which the court denied on October 5, 2000. Counsel for Taurus, Brosda and Seim, to be relieved as counsel and on, November 15, 2000, the court granted that motion.

On December 14, 2000, the court granted our oral motion for the entry of a default judgment against Taurus International Investment, Inc., Alexander C. Brosda and Andew Seim, leaving only George Bergleitner and his company, Stamford Financial, to defend the lawsuit.

By order entered on May 4, 2001, the Court granted a motion filed by Stamford Financial Consulting, Inc. and George C. Bergleitner, to transfer the New York Action to the New York State Supreme Court, Delaware County, and the action is continuing there against these two defendants. There has been no further activity of record in the case since the order of transfer.

On August 14, 2001, we were named as defendant (under the names The Bankstore, Inc. and B.G. Banking Equipment, Inc.) in an action filed in the Circuit Court of the Twelfth Judicial District, Manatee County, Florida, by Taurus Venture Capital Fund, LLC and Taurus International Investments, Inc. (the “Florida Action”). Our president, Paul D. Clark (“Clark”), was also named a defendant. In the Florida Action, Plaintiffs alleged that The Banker’s Store and Mr. Clark violated various Florida statute, by failing to effect the exchange of 150,000 shares of B.G. Banking common stock held by Alexander Brosda and Andrew Seim (allegedly as the beneficial owners for plaintiffs), for 225,000 shares of the common stock of The Banker’s Store. The claim seeks $2,000,000 for actual damages based upon a per share price of $4.50, treble damages of $6,615,000 plus interest and fees. In November 2001, we filed a motion with Mr. Clark to dismiss the action on jurisdictional grounds. On May 30, 2002, the court issued a decision denying the motion to dismiss.

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

On May 28, 2003, the Company and Clark filed a motion for summary judgment seeking dismissal of the complaint. That motion was not ruled upon. Effective May 19, 2006, however, the Manatee County Circuit Court in Brandenton, Florida dismissed the Florida Action, without prejudice, for failure to prosecute.

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

Revenue, intersegment revenues and other related segment information follows as of August 31, 2006 and for the three months ended August 31, 2006 and 2005:

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Segment information (concluded):

THE BANKER'S STORE, INC. AND SUBSIDIARIES

DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

	THREE MONTHS ENDED			THREE MONTHS ENDED
	AUGUST 31,			AUGUST 31,
		2006			2005
	Banking Equipment	Office Equipment	Totals	Banking Equipment	Office Equipment	Totals

Revenues from external customers	$538,523	$57,349	$595,872	$486,623	$81,736	$568,359

Intersegment revenues	-	-	-	-	-	-

Interest revenue	1,648	-	1,648	669	-	669

Interest expense	4,644	-	4,644	2,260	-	2,260

Net interest expense	2,996	-	2,996	1,591	-	1,591

Depreciation and amortization	6,216	134	6,350	28,298	366	28,664

Segment profit (loss)	(93,022)	(2,628)	(95,650)	(51,340)	6,271	(45,069)

Segment assets	$1,281,072	$125,449	$1,406,521	$1,368,461	$158,588	$1,527,049

* * *

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANKER'S STORE, INC.

By: /s/ Vincent C. Buckman

Vincent C. Buckamn,

President, CEO,, and Director

(Principal Executive Officer)

Date: October 16, 2006