Form 10QSB
period 2006-11-30
BANKERS STORE INC
filed 2007-01-16
CIK 27850

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

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

Common stock, par value $0.01, 14,954,781 shares outstanding as of January 8, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No  ☒

THE BANKER'S STORE, INC.

FORM 10-QSB

NOVEMBER 30, 2006

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

In October, 2006, we added two new executive officers to our management team. We have increased our operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets. Our operating results will be adversely affected if our sales do not correspondingly increase or if our product development efforts are unsuccessful or are subject to delays.

We may not be able to sustain revenue growth on a quarterly or annual basis.

Index

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

Significant accounting estimates:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2006 and as outlined in our previously filed Form 10-KSB have been applied consistently for the six months and three months ended November 30, 2006.

Related party transactions:

We have entered into two operating leases with our Chairman of the Board and principal stockholder, Paul Clark, for the lease of an aggregate of 32,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The leases provide for a monthly rent of $7,200 plus maintenance expenses. The leases expire in August and September 2007, respectively.

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

Two of our directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by the Store and subsequent to the acquisition becoming directors of the Store, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to us net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to us the proceeds of the shares sold. As of November 30, 2006, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

We have received approximately $42,000 from Taurus relating to the purchase of shares by an unknown investor in June 1999. We are holding such funds pending disposition.

In December 2004, the Company issued 7,500 shares of common stock to one of the subscribers. As of November 30, 2006, we have reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

Index

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

Defendants Taurus, Brosda and Seim filed a motion to dismiss the action, which the court denied on October 5, 2000. Counsel for Taurus, Brosda and Seim, requested to be relieved as counsel and on, November 15, 2000, the court granted that motion. On December 14, 2000, the court granted our oral motion for the entry of a default judgment against Taurus International Investment, Inc., Alexander C. Brosda and Andrew Seim, leaving only George Bergleitner and his company, Stamford Financial, to defend the lawsuit. By order entered on May 4, 2001, the Court granted a motion filed by Stamford Financial Consulting, Inc. and George C. Bergleitner, to transfer the New York Action to the New York State Supreme Court, Delaware County, and the action is continuing there against these two defendants. There has been no further activity of record in the case since the order of transfer.

Although we cannot predict the outcome of the litigation described above, we do not believe that the ultimate outcome will have any material adverse effect on our consolidated financial statements in subsequent periods.

Index

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the six months and three months ended November 30, 2006 and 2005:

	Six months ended		Three months ended
	November 30,		November 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	75.9%	62.1%	73.3%	53.7%

Gross profit	24.1%	37.9%	26.7%	46.3%

Selling, general and administrative expenses	42.4%	30.5%	48.3%	26.9%

Income (loss) from operations	-18.3%	7.4%	-21.6%	19.4%

Other	-0.6%	-0.5%	-0.7%	-1.0%

Income before income tax provision	-18.9%	6.9%	-22.3%	18.4%

Income tax provision	0.0%	2.6%	0.0%	4.6%

Net income (loss)	-18.9%	4.3%	-22.3%	13.8%

Index

RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2006 AS COMPARED TO THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2005.

Revenues were approximately $1,090,881 for the six months ended November 30, 2006 as compared to approximately $1,306,638 for the six months ended November 30, 2005 reflecting a decrease of approximately $215,757 or 17%. The decrease in revenues during the six months ended November 30, 2006 is the net result of a decrease in service revenue and a decrease in equipment sales. The revenues for the three months ending November 30, 2006 were $495,009 as compared to $738,278 for the comparable prior period ending November 30, 2005. During this quarter we had a considerable amount of projects that take longer to complete. These jobs should be completed during the next two quarters.

Cost of goods sold for the six months ended November 30, 2006 was approximately $827,672 or 75.9% of net sales as compared to approximately $811,101 or 62.1% of net sales for the six months ended November 30, 2005. Cost of goods sold for three months ending November 30, 2006 which was $362,679 as compared to $396,771 for three months ending November 30, 2005. Gross profit decreased during the six months ended November 30, 2006 as compared to the six months ended November 30, 2005 primarily due to decreased sales combined with a change in sales mix from preowned equipment to new equipment. Traditionally, preowned equipment carries a higher gross profit than new equipment.

Selling, general and administrative expenses were approximately $462,549 for the six months ended November 30, 2006 as compared to approximately $398,421 for the six months ended November 30, 2005 reflecting an increase of approximately $64,128 or 13.9%. In part, this increase is due to hiring two new executives, and creating two new executive positions. Previously, Paul D. Clark filled the position of CEO and CFO. Mr. Clark has now moved to the Chairman position and Mr. Vince Buckman has assumed the CEO and President position and Mr. Sam Stone has assumed the CFO position.

As a result of the aforementioned, the Company incurred a net loss during the six months ended November 30, 2006 of approximately $205,683 as opposed to a net profit of approximately $56,747 for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements.

Index

We had cash and cash equivalents of $342,086 and working capital of $306,443 at November 30, 2006. During the six months ended November 30, 2006, our cash and cash equivalents decreased by $12,602. Cash and cash equivalents used in operations was $3,897 which was primarily caused by the net loss which was partially offset by the increase in customer deposits and accounts payable.

We are evaluating various alternatives in addressing our future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and the purchase of additional property to build a new or additional office and warehousing facility. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy. We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our operating funding needs through at least November 30, 2007. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. The Company will seek to combine with growing profitable companies in the ATM, financial equipment, and service industry. There can be no assurance that additional capital for expansions and acquisitions will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities and facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of November 30, 2006, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Vincent Buckman, the Company's President and CEO, supervised and participated in this evaluation. Based on this evaluation, Mr. Buckman concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting known to the Chief Executive Officer and Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

Index

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

None.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a) Exhibits

31.1 Certification Pursuant to Rule 13a-14(a) of Vincent C. Buckman, CEO and President
31.2 Certification Pursuant to Rule 13a-14(a) of Sam Stone, Chief Financial Officer
32.1 Certification of Vincent C. Buckman
32.2 Certification of Sam Stone

Index

FINANCIAL STATEMENTS

THE BANKER'S STORE, INC. AND SUBSIDIARIES

I N D E X

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS NOVEMBER 30, 2006 (UNAUDITED) AND MAY 31, 2006	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SIX AND THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005 (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5 - F-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

SIGNATURES

* * *

Index

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2006 AND MAY 31, 2006

	November 30,	May 31,
ASSETS	2006	2006
Current Assets:
Cash and cash equivalents	$342,086	$354,688

Accounts receivable, net of allowance for bad debts of $4,043	223,931	286,137

Inventories	736,879	676,580
Prepaid expenses and other current assets	38,544	27,549

Total current assets	1,341,440	1,344,954

Equipment and improvements, net	95,349	94,866
Other assets	20,467	20,467
Totals	$1,457,256	$1,460,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$5,769	$8,454
Accounts payable and accrued expenses	187,793	141,475
Customer deposits	328,344	176,482
Note payable - principal stockholder	207,991	207,991
Accrued compensation - principal stockholder	263,100	254,400
Private placement funds in dispute	42,000	42,000
Total current liabilities	1,034,997	830,802

Long-term debt, net of current portion	-	1,543
Total liabilities	1,034,997	832,345

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 14,954,781 and 14,954,715 shares issued and outstanding	149,548	149,548
Additional paid-in capital	497,141	497,141
Less: treasury stock 2,000 shares (at cost)	(2,000)	(2,000)
Accumulated (deficit) earnings	(222,430)	(16,747)
Total stockholders' equity	422,259	627,942

Totals	$1,457,256	$1,460,287

The accompanying notes are an integral part of these financial statements.

Index

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NOVEMBER 30, 2006 AND 2005

	SIX MONTHS ENDED		THREE MONTHS ENDED
	NOVEMBER 30,		NOVEMBER 30,
	2006	2005	2006	2005

Revenue	$1,090,881	$1,306,638	$495,009	$738,278

Cost of goods sold	827,672	811,101	362,679	396,771

Gross profit	263,209	495,537	132,330	341,507

Selling, general and administrative expenses	462,549	398,421	239,016	198,732

Income (loss) from operations	(199,340)	97,116	(106,686)	142,775

Other income (expense):
Interest and other income (expenses)	3,119	1,765	1,471	566
Interest expense	(9,462)	(8,444)	(4,817)	(7,835)

Total other income (expense):	(6,343)	(6,679)	(3,346)	(7,269)

Income before income tax provision	(205,683)	90,437	(110,032)	135,506

Income tax provision	-	33,690	-	33,690

Net income	$(205,683)	$56,747	$(110,032)	$101,816

Basic earnings (loss) per common share	$(0.01)	$0.00	$(0.01)	$0.01

Diluted earnings (loss) per share	$(0.01)	$0.00	$(0.01)	$0.01

The accompanying notes are an integral part of these financial statements.

Index

 THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005

	NOVEMBER 30,
	2006	2005

Operating activities
Net income (loss)	$(205,683)	$56,747
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,694	12,597
Changes in operating assets and liabilities:
Accounts receivable	62,206	271,140
Inventories	(60,299)	(58,524)
Prepaid expenses and other current assets	(10,996)	(983)
Accounts payable and accrued expenses	46,318	(78,349)
Customer deposits	151,863	(90,361)

Net cash provided by (used in) operating activities	(3,897)	112,267

Investing activities
Capital expenditures, net of writeoffs	(13,177)	(7,460)

Net cash (used in) investing activities	(13,177)	(7,460)

Financing activities
Increase (decrease) in long-term debt, net	(4,228)	(7,531)
Loan payable - Borrowing from principal stockholder	8,700	11,700

Net cash provided by financing activities	4,472	4,169

Net increase (decrease) in cash and cash equivalents	(12,602)	108,976

Cash and cash equivalents, beginning of period	354,688	237,388

Cash and cash equivalents, end of period	$342,086	$346,364

Supplemental disclosure of cash flow information:
Interest paid	$9,462	$8,444

The accompanying notes are an integral part of these financial statements.

Index

 THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of November 30, 2006, and the Company's results of operations and cash flows for the six months ended November 30, 2006 and 2005. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2006 and for the years ended May 31, 2006 and 2005 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2006.

The consolidated results of operations for the six months ended November 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings (loss) per common share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period. The Company considered the reserve shares described in Note 4 as potentially dilutive common shares outstanding during the periods ended November 30, 2006 and 2005. The weighted average numbers of shares for determining basic earnings per share were 14,947,281 and 14,947,215 in 2006 and 2005, respectively. The weighted average numbers of shares for determining diluted earnings per share were 15,269,281 and 15,269,215 in 2006 and 2005, respectively.

Note 3 - Income taxes:

The Company’s estimated federal and state income tax rate is 40 percent. Due to the uncertainties related to, among other things, the extent and timing of our future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $40,000 from the utilization of net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance as of November 30, 2006. Deferred tax assets offset by a valuation allowance were approximately $98,000 as of November 30, 2005. Total deferred tax assets were $199,000 offset by a valuation allowance of $179,000 as of November 30, 2006.

As a result of the corresponding increase in the valuation allowance and deferred tax assets of $40,000 during the three months ended November 30, 2006 and 2005, respectively, the Company did not recognize any income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in those periods.

Index

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

Two of the Company's directors, acting individually as principals of Taurus Investments International, Inc. (a Nevada corporation) (collectively "Taurus"), and as directors of B.G. Banking prior to its acquisition by The Banker's Store, Inc. and subsequent to the acquisition becoming directors of the Company, offered and sold on behalf of B.G. Banking what Taurus has admitted to being an aggregate of 304,500 shares of B.G. Banking's common stock for an aggregate consideration of $304,500. Taurus has remitted to the Company net proceeds of $109,674 and claims the difference of $194,826 as payment for expenses and commissions. In addition, Taurus has refused to disclose the names and numbers of shares of common stock and refused to remit to the Company the proceeds of the shares sold. As of November 30, 2006, Taurus has failed to turn over the balance of money, provide the names of the stock subscribers and the number of shares of common stock purchased.

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

The Company has received approximately $42,000 from Taurus relating to the purchase of shares by an unknown investor in June 1999. The Company is holding such funds pending disposition.

As of November 30, 2006, the Company has reserved 322,000 shares of common stock pending possible issuance of shares in satisfaction of outstanding subscription agreements.

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

Defendants Taurus, Brosda and Seim filed a motion to dismiss the action, which the court denied on October 5, 2000. Counsel for Taurus, Brosda and Seim, requested to be relieved as counsel and on, November 15, 2000, the court granted that motion. On December 14, 2000, the court granted our oral motion for the entry of a default judgment against Taurus International Investment, Inc., Alexander C. Brosda and Andrew Seim, leaving only George Bergleitner and his company, Stamford Financial, to defend the lawsuit. By order entered on May 4, 2001, the Court granted a motion filed by Stamford Financial Consulting, Inc. and George C. Bergleitner, to transfer the New York Action to the New York State Supreme Court, Delaware County, and the action is continuing there against these two defendants. There has been no further activity of record in the case since the order of transfer.

Although we cannot predict the outcome of the litigation described above, we do not believe that the ultimate outcome will have any material adverse effect on our consolidated financial statements in subsequent periods.

Index

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

Revenues and other related segment information follows for the six months and three months ended November 30, 2006 and 2005:

Note 5 - Segment information (concluded):

THE BANKER'S STORE, INC. AND SUBSIDIARIES

DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

	SIX MONTHS ENDED			SIX MONTHS ENDED
	NOVEMBER 30,			NOVEMBER 30,
	2006			2005
	Banking Equipment	Office Equipment	Totals	Banking Equipment	Office Equipment	Totals

Revenues from external customers	$985,771	$105,110	$1,090,881	$1,159,492	$147,146	$1,306,638

Segment profit (loss)	(198,289)	(7,394)	(205,683)	93,193	(2,756)	90,437

Segment assets	$1,320,139	$137,117	$1,457,256	$1,307,045	$112,210	$1,419,255

	THREE MONTHS ENDED			THREE MONTHS ENDED
	NOVEMBER 30,			NOVEMBER 30,
	2006			2005
	Banking Equipment	Office Equipment	Totals	Banking Equipment	Office Equipment	Totals

Revenues from external customers	$447,248	$47,761	$495,008	$672,869	$65,409	$738,278

Segment profit (loss)	(105,276)	(4,756)	(110,032)	144,534	(9,028)	135,506

Segment assets	$1,320,139	$137,117	$1,457,256	$1,307,045	$112,210	$1,419,255

* * *

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANKER'S STORE, INC.

	By:	/s/ Vincent C. Buckman

Vincent C. Buckman

President and CEO

(Principal Executive Officer)

Dated: January 16, 2007