Form 10QSB
period 2007-02-28
BANKERS STORE INC
filed 2007-04-13
CIK 27850

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________TO ____________

COMMISSION FILE NUMBER: 000-8880

THE BANKER'S STORE, INC.

(Exact name of registrant as specified in its charter)

NEW YORK	22-3755766
State or Other Jurisdiction Of Incorporation or Organization	(I.R.S. Employer Identification No.)

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

Common stock, par value $0.01, 14,954,781 shares outstanding as of April 2, 2007.

THE BANKER'S STORE, INC.

FORM 10-QSB

FEBRUARY 28, 2007

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

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

Significant accounting estimates:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2006 and as outlined in our previously filed Form 10-KSB have been applied consistently for the six months and three months ended February 28, 2007.

Related party transactions:

We have entered into two operating leases with our Chairman of the Board and principal stockholder, Paul Clark, for the lease of an aggregate of 32,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The leases provide for a monthly rent plus maintenance expenses. The leases expire in August and September 2007, respectively. In January 2007 the monthly rent was raised from $7,200 to $7,920 as a result of an increase in property taxes.

Contingencies:

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

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the nine months and three months ended February 28, 2007 and 2006:

	Nine months ended		Three months ended
	February 28,		February 28,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	71.5%	68.2%	64.7%	81.2%

Gross profit	28.5%	31.8%	35.3%	18.8%

Selling, general and administrative expenses	39.9%	29.1%	36.1%	26.1%

Income (loss) from operations	-11.4%	2.7%	-0.8%	-7.1%

Other	-0.5%	-0.5%	-0.3%	-0.5%

Income before income tax provision	-11.9%	2.2%	-1.2%	-7.6%

Income tax provision	0.0%	0.8%	0.0%	-2.9%

Net income (loss)	-11.9%	1.4%	-1.2%	-4.8%

RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2007 AS COMPARED TO THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2006.

Revenues were approximately $1,789,397 for the nine months ended February 28, 2007 as compared to approximately $1,923,504 for the nine months ended February 28, 2006 reflecting a decrease of approximately $134,107 or (7%). The decrease in revenues during the nine months ended February 28, 2007 is the net result of a decrease in equipment sales. The revenues for the three months ending February 28, 2007 were $698,516 as compared to $616,867 indicating and increase of approximately $81,649 or 13% for the comparable prior period ending February 28, 2006. Revenues increased during this quarter due to an increase in office equipment sales and the completion of several projects that had taken longer to complete due to construction delays.

Cost of goods sold for the nine months ended February 28, 2007 were approximately $1,279,538 or 72% of net sales as compared to approximately $1,311,814 or 68% of net sales for the nine months ended February 28, 2006. Cost of goods sold for three months ending February 28, 2007 which was $451,866 as compared to $500,714 for three months ending February 28, 2006. Gross profit decreased during the nine months ended February 28, 2007 as compared to the nine months ended February 28, 2006 primarily due to decreased sales combined with a change in sales mix from preowned equipment to new equipment. Traditionally, preowned equipment carries a higher gross profit than new equipment.

Selling, general and administrative expenses were approximately $714,698 for the nine months ended February 28, 2007 as compared to approximately $559,159 for the nine months ended February 28, 2006 reflecting an increase of approximately $155,539 or 28%. In part, this increase is due to hiring two new executives, and creating two new executive positions. Previously, Paul D. Clark filled the position of CEO and CFO. Mr. Clark has now moved to the Chairman position and Mr. Vince Buckman has assumed the CEO and President position and Mr. Sam Stone has assumed the CFO position.

As a result of the aforementioned, the Company incurred a net loss from operations during the nine months ended February 28, 2007 of approximately $213,133 as opposed to a net profit of approximately $27,275 for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations.

We had cash and cash equivalents of $475,585 and working capital of $354,558 at February 28, 2007. At February, 28, 2007, the Company’s cash position had increased by $120,897 from the year-end of May 31, 2006. The increase in liquidity primarily came from the customer deposits and the collection of accounts receivable and was partially offset by the increase of inventories.

The company has a $350,000 revolving line of credit with borrowings bearing interest at .25% above the prime rate guaranteed by the Company’s principal stockholder. The line of credit expires on November 21, 2007. At February 28, 2007, the Company has no outstanding borrowings under the line.

We are evaluating various alternatives in addressing our future facilities expansion needs. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy. We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our operating funding needs through at least February 28, 2008. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. The Company will seek to combine with growing profitable companies in the ATM, financial equipment, and service industry. There can be no assurance that additional capital for expansions and acquisitions will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities and facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.	CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of February 28, 2007, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Vincent Buckman, the Company's President and CEO, supervised and participated in this evaluation. Based on this evaluation, Mr. Buckman concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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

The Banker’s Store annual meeting was held on Thursday, January 11, 2007 at 1535 Memphis Junction Road, Bowling Green, Kentucky 42101. The Proxy Statement, the Notice of the Annual Meeting of Shareholders and the proxy card were mailed to shareholders on or about December 11, 2006 to shareholders of record as of December 4, 2006. The following matters were proposed and approved as follows:

*	The election of directors proposed by the Board:	For	Withheld	against	abstain
	Paul D. Clark	13,850,639	1,515
	Vincent C. Buckman	13,850,639	1,515
	Samuel J. Stone	13,850,639	1,515
	Cynthia A. Hayden	13,850,639	1,515
	Roberta W. Clark	13,850,639	1,515
*	The approval of the options granted to the Company’s new Chief Executive Officer and Chief Financial Officer	13,406,483		10,855	1,215
*	The approval of the 2006 Stock Ownership Incentive Plan	13,414,909		2,305	1,339
*	The ratification of the appointment of Marmann, Irons & Assoc. PC, as independent public accountants for the fiscal year ending May 31, 2007.	13,849,528		50	120

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a) Exhibits

31.1 Certification Pursuant to Rule 13a-14(a) of Vincent C. Buckman, CEO and President
31.2 Certification Pursuant to Rule 13a-14(a) of Sam Stone, Chief Financial Officer
32.1 Certification of Vincent C. Buckman
32.2 Certification of Sam Stone

FINANCIAL STATEMENTS

THE BANKER'S STORE, INC. AND SUBSIDIARIES

I N D E X

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	PAGE

CONDENSED CONSOLIDATED BALANCE SHEETSFEBRUARY 28, 2007 (UNAUDITED) AND MAY 31, 2006	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS NINE AND THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006 (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5 - F-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

SIGNATURES

* * *

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 2007 AND MAY 31, 2006

	February 28,	May 31,
ASSETS	2007	2006

Current Assets:
Cash and cash equivalents	$475,585	$354,688

Accounts receivable, net of allowance for bad debts of $4,043	177,934	286,137

Inventories	724,974	676,580
Prepaid expenses and other current assets	30,631	27,549
Total current assets	1,409,124	1,344,954

Equipment and improvements, net	89,005	94,866
Other assets	20,468	20,467
Totals	$1,518,597	$1,460,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$4,070	$8,454
Accounts payable and accrued expenses	196,853	141,475
Customer deposits	389,769	176,482
Note payable - principal stockholder	200,774	207,991
Accrued compensation - principal stockholder	263,100	254,400
Private placement funds in dispute	-	42,000
Total current liabilities	1,054,566	830,802

Long-term debt, net of current portion	-	1,543
Total liabilities	1,054,566	832,345

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 14,954,781 and 14,954,715 shares issued and outstanding	149,548	149,548
Additional paid-in capital	546,363	497,141
Less: treasury stock 2,000 shares (at cost)	(2,000)	(2,000)
Accumulated (deficit) earnings	(229,880)	(16,747)
Total stockholders' equity	464,031	627,942
Totals	$1,518,597	$1,460,287

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FEBRUARY 28, 2007 AND 2006.

	NINE MONTHS ENDED FEBRUARY 28,		THREE MONTHS ENDED FEBRUARY 28,
	2007	2006	2007	2006

Revenue	$1,789,397	$1,923,504	$698,516	$616,867

Cost of goods sold	1,279,538	1,311,814	451,866	500,714

Gross profit	509,859	611,690	246,650	116,153

Selling, general and administrative expenses	714,698	559,159	252,149	160,738

Income (loss) from operations	(204,839)	52,531	(5,499)	(44,585)

Other income (expense):
Interest and other income (expenses)	4,377	2,966	1,258	1,200
Interest expense	(12,671)	(12,584)	(3,209)	(4,140)

Total other income (expense):	(8,294)	(9,618)	(1,951)	(2,940)

Income before income tax provision	(213,133)	42,913	(7,450)	(47,525)

Income tax provision	-	15,638	-	(18,052)

Net income	$(213,133)	$27,275	$(7,450)	$(29,473)

Basic earnings (loss) per common share	$(0.01)	$0.00	$(0.00)	$(0.00)

Diluted earnings (loss) per share	$(0.01)	$0.00	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006

	FEBRUARY 28,
	2007	2006

Operating activities
Net income (loss)	$(213,133)	$27,275
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,039	19,099
Stock based compensation	7,222	-
Changes in operating assets and liabilities:
Accounts receivable	108,202	213,352
Inventories	(48,394)	(97,154)
Prepaid expenses and other current assets	(3,083)	5,133
Accounts payable and accrued expenses	55,378	(57,786)
Customer deposits	213,287	126,953
Net cash provided by (used in) operating activities	138,518	236,872

Investing activities
Capital expenditures, net of writeoffs	(13,177)	(14,642)
Net cash (used in) investing activities	(13,177)	(14,642)

Financing activities
Increase (decrease) in long-term debt, net	(5,927)	(10,081)
Loan payable - Borrowing from principal stockholder	1,483	17,550
Net cash provided by financing activities	(4,444)	7,469

Net increase (decrease) in cash and cash equivalents	120,897	229,699

Cash and cash equivalents, beginning of period	354,688	237,388

Cash and cash equivalents, end of period	$475,585	$467,087

Supplemental disclosure of cash flow information:
Interest paid	$12,652	$12,296

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of February 28, 2007 and the Company's results of operations and cash flows for the nine months ended February 28, 2007 and 2006. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2006 and for the years ended May 31, 2006 and 2005 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2006.

The consolidated results of operations for the nine months ended February 28, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings (loss) per common share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period. The Company considered the reserve shares described in Note 4 as potentially dilutive common shares outstanding during the periods ended February 28, 2007. The weighted average numbers of shares for determining basic earnings per share were 14,954,781 in 2007. The weighted average numbers of shares for determining diluted earnings per share were 15,276,781 in 2007.

Note 3 - Income taxes:

The Company’s estimated federal and state income tax rate is 40 percent. Due to the uncertainties related to, among other things, the extent and timing of our future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $45,000 from the utilization of net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance as of February 28, 2007. Deferred tax assets offset by a valuation allowance were approximately $100,000 as of February 28, 2006. Total deferred tax assets were $204,000 offset by a valuation allowance of $184,000 as of February 28, 2007.

As a result of the corresponding increase in the valuation allowance and deferred tax assets of $5,000 during the three months ended February 28, 2007, the Company did not recognize any income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in the periods.

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

Revenues and other related segment information follows for the nine months and three months ended February 28, 2007 and 2006:

	NINE MONTHS ENDED FEBRUARY 28, 2007			NINE MONTHS ENDED FEBRUARY 28, 2006
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals

Revenues from external customers	$1,592,443	$196,954	$1,789,397	$1,723,439	$200,065	$1,923,504

Segment profit (loss)	(185,902)	(27,231)	(213,133)	31,026	(3,751)	27,275

Segment assets	$1,416,594	$102,003	$1,518,597	$1,504,343	$126,616	$1,630,959

	THREE MONTHS ENDED FEBRUARY 28, 2007			THREE MONTHS ENDED FEBRUARY 28, 2006
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals

Revenues from external customers	$606,672	$91,844	$698,516	$563,947	$52,920	$616,867

Segment profit (loss)	12,387	(19,837)	(7,450)	(28,565)	(908)	(29,473)

Segment assets	$1,416,594	$102,003	$1,518,597	$1,504,343	$126,616	$1,630,959

* * *

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANKER'S STORE, INC.

By:	/s/ Vincent C. Buckman
Vincent C. Buckman,
President, CEO, and Director
(Principal Executive Officer)

Date: April 13, 2007