Form 10KSB
period 2007-05-31
BANKERS STORE INC
filed 2007-08-10
CIK 27850

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2007

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

For the fiscal year ended May 31, 2007, the issuer's revenues were $2,622,010.

As of July 25, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $135,287. This aggregate market value is computed by reference to the last sale price of such common equity on such date.  As of August 2, 2007, the Registrant had 14,954,781 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for 2007 Annual Meeting of Stockholders: Part III

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

We sell new and pre-owned equipment which has been refurbished in our facilities. We receive much of our pre-owned products directly from existing customers, through asset managers of bank holding companies, web advertising, and a large independent bank equipment dealer network.

Our primary geographic markets are Kentucky, Tennessee and surrounding states. We install our own products and also service the products we sell. The internet has increased awareness of our products and has been a good resource for purchasing as well as sales. Our core market has been the community banks and credit unions with ten branches or less.

In June of 2001, we entered the office equipment and retail furniture business, selling to financial institutions, as well as commercial and industrial customers.

Distribution Methods of Products and Services.

Sales of equipment are made directly to customers by our sales personnel, as well as representatives from related companies, and direct support from several manufacturers and distributors. The technical nature of our products requires direct contact with customers and their architects and building contractors. Most products are sold under contractual agreements on total price, terms and conditions.  Purchase agreements are required from customers.  We currently employ four sales representatives who operate in Kentucky, Tennessee and bordering states who serve customers over the telephone, via internet, on location, and on a walk-in basis.

Competitive Conditions.

We know of other entities presently competing for the same geographic and business markets.  Some of the other entities, such as Diebold, have greater capital resources, better geographic presence, national marketing, and more experience than we have. Other entities cover similar markets but sell different manufacturers' products as a dealership, and are not quite as diversified in terms of product mix. We have an advantage in some areas with our pre-owned, in-house refurbished steel products and warehousing, transport and installation capabilities, which gives us a pricing advantage on many of the products required by banks.  Many of these products seldom change in style and pre-owned can be resold for less than the cost of a new product.  We also compete by allowing customer trade-ins, consignment, or purchasing of our customers' excess equipment. From time to time, we cooperate with competitors who, like us, are independent suppliers of banking equipment in fulfilling large orders or supplying each other with pieces of equipment that may otherwise be more difficult to locate.

Once space and funding  is available, we plan to install a permanent display area for drive-up systems, which we currently use warehouse space to demonstrate.  When complete, we plan to have a showplace for the latest bank related equipment for display and demonstration including banking delivery systems, ATMs, check cashing equipment and other cash handling machines, and office furniture.  As planned, the showroom will allow our customers to compare products from different manufacturers.  By appointment, our prospective customers can bring drawings of upcoming projects and we will provide brochures, schematics and cut sheets for the architect or builder with complete specifications of all our products.

Product Sources and Principal Suppliers.

Because of a large number of mergers in the past decade among banks, resulting in the closing and relocating of a number of branches, we have been able to stockpile some quantities of equipment for resale. This equipment includes safes and vaults, vault panels, depositories, bullet resistant glass, teller fixtures, and office furniture. We do not believe that a shortage of our products is likely. Because part of this business requires that we match an existing product's specifications, size, color, and other features, we buy from several manufacturers for each product we sell.  We can usually match our competitors' equipment for quality and price, with new or pre-owned products purchased directly from manufacturers, distributors and specialty equipment brokers.

Significant Customers.

None.

Intellectual Property.

None.

Need for any Governmental Approval for Products or Services.

None.

Effect of Existing or Probable Governmental Regulations on the Business.

None.

Description of Research and Development Activities Over Last Two Years.

None.

Costs and Effects of Compliance with Environmental Laws.

None.

EMPLOYEES

As of July 13, 2007, we employed 21 full-time employees.  Paul Clark serves as our Chairman, Vincent C. Buckman serves as our President and CEO, Sam Stone serves as our CFO, and Cynthia Hayden serves as Vice President and our corporate Secretary.  We have four persons employed in sales, five persons in administrative capacities and one clerical worker. We also have five persons engaged in installation, and six in service activities in the field.

ITEM 2. DESCRIPTION OF PROPERTY

We currently occupy approximately 32,000 square feet of office, warehouse, showroom and shop space which we lease from our Chairman, Paul Clark pursuant to two separate leases.  We pay a monthly rental of $5,500, plus maintenance expenses, for 23,976 square feet of office and warehouse space, which is located at 1535 Memphis Junction Road, Bowling Green, Kentucky, pursuant to a three year lease agreement dated August 1, 1998, between Mr. Clark and the Company.  This lease has been renewed thru August 2007 on substantially the same terms. We also pay $2,420 per month, plus maintenance expenses, for the remainder of the space, primarily consisting of a showroom located at 370 Cal Batsel Road, Bowling Green, Kentucky, pursuant to a lease that has been extended thru September 2007.   In January 2007 the monthly rent was raised from $7,200 to $7,920 as a result of an increase in property taxes.

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

In December 2000, the court entered a default judgment against Taurus International Investment, Inc., Alexander C. Brosda and Andrew Seim leaving only George Bergleitner and his company, Stamford Financial to defend the lawsuit.

By order entered on May 4, 2001, the Court granted a motion filed by Stamford Financial Consulting, Inc. and George C. Bergleitner, to transfer the New York Action to the New York State Supreme Court, Delaware County, and the action is continuing there against these two defendants.

We recently filed a motion to dismiss the counterclaim.

Although we cannot predict the outcome of the litigation described above, we do not believe that the ultimate outcome will have any material adverse effect on our consolidated financial statements in subsequent periods.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSNESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The principal market on which our Common Stock is traded is the OTC Bulletin Board. Our ticker symbol is BSTR.

The following table sets forth the high and low bid information for our Common Stock for each quarter, since August 31, 2005.  This information was received from the OTC Bulletin Board. As these are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

		High:	Low:

For the quarter ended:	August 31, 2005	$0.08	$0.07
	November 30, 2005	0.11	0.08
	February 28, 2006	0.12	0.09
	May 31, 2006	0.08	0.06
	August 31, 2006	0.08	0.06
	November 30, 2006	0.09	0.06
	February 28, 2007	0.35	0.09
	May 31, 2007	0.10	0.10

Holders of our Securities.

The approximate number of holders of record of our common Stock, as of August 2, 2007 was 571. This information was obtained from Continental Stock Transfer & Trust Company, our transfer agent.

Dividends.

No dividends have been paid on our Common Stock; we do not foresee paying any dividends on our stock in the near future.

Equity Compensation Plan Information

The following table provides a summary of the number of options granted under plans or agreements approved by our shareholders, the weighted average exercise price of those options and the number of shares remaining available for issuance as of May 31, 2007.

	Number of securities to be issued upon exercise of outstanding options	Weighted –Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	550,000 shares	$.07	950,000 shares(2)

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	550,000	$.07	950,000(2)

(1) Shareholders approved stock option agreements granted to the Company’s President and Chief Executive Officer and the Company’s Financial Officer with respect to a total of 550,000 shares at the Company’s annual meeting of shareholders held on January 11, 2007.  At the January 11, 2007 annual meeting, shareholders also approved the 2006 Stock Ownership Incentive Plan (“Plan”) which authorizes the grant of restricted stock and stock options with respect to a maximum of 950,000 shares.

(2) Although no options have been granted under the Plan, pursuant to employment agreements with the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer (“Employment Agreements”), the Company agreed to issue options in 2007 and 2008 under the Plan to the Company’s President and Chief Executive Officer to purchase a total of an additional 245,455 shares of Common Stock, and to the Company’s Chief Financial Officer to purchase a total of an additional 204,545 shares of Common Stock with an exercise price equal to fair market value on the date of grant.  See “2006 Stock Ownership Incentive Plan” below.

Options Granted

On October 9, 2006 the Company entered into Employment Agreements with Vincent C. Buckman and Samuel J. Stone with regard to their service as President and Chief Executive Officer and Chief Financial Officer, respectively.  Under the Employment Agreements, the Company granted options to Mr. Buckman and Mr. Stone to purchase 300,000 shares and 250,000 shares, respectively, of the Company’s Common Stock. Shareholders of the Company approved these option agreements at the annual meeting of shareholders held on January 11, 2007. The exercise price of these options was equal to fair market value of the Company’s Common Stock on the date of issuance. The Company also agreed to issue options to Mr. Buckman to purchase an additional 245,455 shares of Common Stock and options to Mr. Stone to purchase an additional 204,545 shares of Common Stock pursuant to the Employment Agreements. These additional options will be granted pursuant to the Plan as described below.

2006 Stock Ownership Incentive Plan

The Plan was approved by shareholders at the annual meeting of shareholders held on January 11, 2007.  The purpose of the Plan is to enhance the ability of the Company to secure and retain the services of qualified employees and non-employee directors and to provide incentives for such employees and non-employee directors to exert maximum efforts for the success of the Company.  The number of shares of Common Stock authorized for issuance under the Plan is 950,000 shares, subject to adjustment as provided in the Plan.  Full-time employees of the Company and its subsidiaries and non-employee directors of the Company are eligible to receive stock options and restricted stock under the Plan.  As of May 31, 2007, the Company had approximately 21 full-time employees and the Company had 1 non-employee director.

Although no options have been granted under the Plan, the Employment Agreements provide for the following future issuances of options under the Plan:

Options to be granted - number of shares	Date of Grant	Recipient of Options

122,728	October 9, 2007	Vincent C. Buckman, President and Chief Executive Officer
122,727	October 9, 2008	Vincent C. Buckman, President and Chief Executive Officer
102,273	October 9, 2007	Samuel J. Stone, Chief Financial Officer
102,272	October 9, 2008	Samuel J. Stone, Chief Financial Officer

Recent Sales of Unregistered Securities

An agreement with Objective Equity LLC was signed on June 2, 2007 pursuant to which 300,000 shares of restricted stock will be issued by the Company as compensation to Objective Equity LLC for Corporate Advisory and Financial Placement Services.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

The Company did not purchase any of its securities during the fourth quarter of the fiscal year ended May 31, 2007.

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

Operating results could also be adversely affected by a downturn in the market for our current and future products, order cancellations, order rescheduling or manufacturing delays. We purchase and resell new merchandise and refurbish and ship our other products shortly after receipt of orders. We have not developed a significant backlog for such products and do not anticipate developing a material backlog for such products in the future.

Because we have increased our operating expenses for personnel, our operating results have been adversely effected.  Subject to available funds, we plan to increase activities supporting newly introduced products, new product development and entering new markets.  Our operating results could continue to be adversely affected if our sales do not correspondingly increase or if our product development efforts are unsuccessful or are subject to delays.

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

Impairment losses on the equipment and improvements are recognized when events indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and all or a portion of such carrying value may not be recoverable. We recognized $1,148 of impairment losses in 2007.  We did not recognize any impairment losses during 2006.

Income Taxes:

Deferred tax assets resulted from temporary differences attributable to allowance for doubtful accounts, slow-moving inventories, accrued officer salary and other temporary differences. Due to the uncertainties related to the extent and timing of our future taxable income, we have established a valuation allowance in prior periods.  In 2007, we increased the valuation allowance in an amount equivalent to the deferred income tax benefit.

New Accounting Pronouncements:

The Company evaluated new accounting pronouncements and concluded that none of them had any potential impact on its financial position, results of operations or cash flows.

Related Party Transactions:

We have entered into two operating leases with our Chairman and principal stockholder, Paul Clark for the lease of an aggregate of approximately 32,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The leases provide for a monthly rent of $7,200 in the aggregate plus maintenance expenses. The leases expire in August and September 2007, respectively.  In January 2007 the monthly rent was raised from $7,200 to $7,920 as a result of an increase in property taxes.

Contingencies:

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. The Company's cash balances with financial institutions, at times, may exceed the Federal Deposit Insurance Corporation insured limits. At May 31, 2007, the Company has cash and cash equivalent balances that exceed federally insured limits in the amount of approximately $125,016.

The Company closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations.

Litigation:

Please see discussion of certain legal proceedings under Item 3.

Results of Operations

The following table sets forth operating data as a percentage of net sales:

	Twelve months ended		Three months ended
	May 31,		May 31,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	72.5%	68.0%	74.8%	81.2%

Gross profit	27.5%	32.0%	25.2%	18.8%

Selling, general and administrative expenses	35.3%	29.6%	25.4%	26.1%

Income (loss) from operations	-7.8%	2.4%	-0.2%	-7.3%

Other	-0.4%	-0.4%	-0.3%	-0.5%

Income before income tax provision	-8.2%	2.0%	-0.5%	-7.8%

Income tax provision	0.0%	0.0%	0.0%	-2.9%

Net income (loss)	-8.2%	2.0%	-0.5%	-4.9%

Results of Operations for the Years Ended May 31, 2007 and 2006.

Revenues were approximately $2,622,010 for the year ended May 31, 2007 as compared to approximately $2,456,015 for the year ended May 31, 2006 reflecting an increase of approximately $165,995 or 7%.

Cost of goods sold and related expenses were $1,902,046 for the year ended May 31, 2007 as compared to approximately $1,662,560 for the year ended May 31, 2006 reflecting an increase of approximately $239,486 or 14%.  This increase is  primarily the result of decreased sales of pre-owned equipment.

Gross profit decreased by approximately $73,491 during the year ended May 31, 2007  primarily due to decreased sales of pre-owned equipment.

Selling, general and administrative expenses were approximately $926,372 for the year ended May 31, 2007 as compared to approximately $725,267 for the year ended May 31, 2006, reflecting an increase of approximately $201,105 or 28%. In part, this increase is due to hiring two new executives, and creating two new executive positions. Previously, Paul D. Clark filled the position of CEO and CFO. Mr. Clark has now moved to the Chairman position and Mr. Vincent C. Buckman has assumed the CEO and President position and Mr. Sam Stone has assumed the CFO position.

As a result of the aforementioned, there was a net loss during the year ended May 31, 2007 of $217,523 as compared to net income of approximately $58,563 for the previous fiscal year.

Liquidity and Capital Resources

We have financed our operations primarily through revenues from operations.

We had cash and cash equivalents of $357,323 and working capital of $363,365 at May 31, 2007.  During the year ended May 31, 2007, our cash and cash equivalents increased by $2,635.  Net cash and cash equivalents provided by operations were $30,383 which increased primarily from a decrease in accounts receivable of $122,753 and an increase in customer deposits of $210,429 and was partially offset by a decrease in accounts payable of $51,630 and prepaid expenses and other current assets of $79,299.  During the year ended May 31, 2007, long-term debt, which consisted of three car loans, was reduced by $7,651 as one of these car loans was retired.

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

We also desire to expand our customer base and enter additional markets.  To accomplish these goals, we are currently evaluating a number of strategies and related steps.  We are considering and evaluating opportunities to grow and expand through mergers or acquisitions.   We have strengthened our management team by adding a CEO and CFO.  We may hire additional sales personnel in order to reach potential customers in new markets and additional customers in existing markets.

Our ability to effect any of these strategies or to take any of these steps will depend on a number of factors including, but not limited too, our ability to generate sufficient cash flow or obtain sufficient capital on reasonable terms; our ability to locate and hire qualified personnel on satisfactory terms and conditions, the availability of attractive candidates for merger or acquisition on reasonable terms and conditions; continued demand for our products and services; our ability to withstand increased competitive pressures; and economic conditions within the financial services industry and within the markets we serve.  There is no assurance that we will be able to meet any or all of our goals.

We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs through at least May 31, 2008. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. In this regard, we have retained the services of an investment banking firm for corporate advisory and financial placement services in connection with raising additional capital.  There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS

THE BANKER’S STORE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of The Banker's Store, Inc. and Subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Banker's Store, Inc. and Subsidiaries as of May 31, 2007 and 2006, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Marmann, Irons & Associates, PC
Sheffield, Alabama
July 31, 2007

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 31, 2007 AND MAY 31, 2006

	May 31,	May 31,
ASSETS	2007	2006

Current Assets:
Cash and cash equivalents	$357,323	$354,688
Accounts receivable, net of allowance for bad debts of $4,043	163,384	286,137
Inventories	667,637	676,580
Prepaid expenses and other current assets	106,848	27,549
Total current assets	1,295,192	1,344,954

Equipment and improvements, net	80,143	94,866
Other assets	20,467	20,467
Totals	$1,395,802	$1,460,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$2,346	$8,454
Accounts payable and accrued expenses	89,845	141,475
Customer deposits	386,911	176,482
Note payable - principal stockholder	189,625	207,991
Accrued compensation - principal stockholder	263,100	254,400
Private placement funds in dispute	-	42,000
Total current liabilities	931,827	830,802

Long-term debt, net of current portion	-	1,543
Total liabilities	931,827	832,345

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 14,954,781 and 14,954,715 shares issued and outstanding	149,548	149,548
Additional paid-in capital	550,697	497,141
Less: treasury stock 2,000 shares (at cost)	(2,000)	(2,000)
Accumulated (deficit) earnings	(234,270)	(16,747)
Total stockholders' equity	463,975	627,942

Totals	$1,395,802	$1,460,287

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
MAY 31, 2007 AND 2006

	TWELVE MONTHS ENDED
	MAY 31,
	2007	2006

Revenue	$2,622,010	$2,456,015

Cost of goods sold	1,902,046	1,662,560

Gross profit	719,964	793,455

Selling, general and administrative expenses	926,372	725,267

Income (loss) from operations	(206,408)	68,188

Other income (expense):
Interest and other income (expenses)	5,924	7,489
Interest expense	(17,039)	(17,114)

Total other income (expense):	(11,115)	(9,625)

Income before income tax provision	(217,523)	58,563

Income tax provision	-	-

Net income	$(217,523)	$58,563

Basic earnings (loss) per common share	$(0.01)	$0.00

Diluted earnings (loss) per share	$(0.01)	$0.00

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
MAY 31, 2007 AND 2006

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Treasury
	Shares	Amount	Capital	Deficit)	Stock	Total

Balance May 31, 2005	14,954,715	$149,548	$497,141	$(75,310)	$(2,000)	$569,379
Shares issued	66	-	-	-	-	-
Treasury stock	-	-	-	-	-	-
Net income	-	-	-	58,563	-	58,563
Balance May 31, 2006	14,954,781	149,548	497,141	(16,747)	(2,000)	627,942

Shares issued	-	-	-	-	-	-
Treasury stock	-	-	-	-	-	-
Private placement funds	-	-	42,000	-	-	42,000
Stock based compensation	-	-	11,556	-	-	11,556
Net income	-	-	-	(217,523)	-	(217,523)

Balance May 31, 2007	14,954,781	$149,548	$550,697	$(234,270)	$(2,000)	$463,975

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
TWELVE MONTHS ENDED MAY 31, 2007 AND 2006

	MAY 31,
	2007	2006

Operating activities
Net income (loss)	$(217,523)	$58,563
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,154	25,532
Stock based compensation	11,556	-
Changes in operating assets and liabilities:
Accounts receivable	122,753	141,710
Inventories	8,943	35,198
Prepaid expenses and other current assets	(79,299)	16,895
Accounts payable and accrued expenses	(51,630)	(74,849)
Customer deposits	210,429	(61,326)

Net cash provided by operating activities	30,383	121,092

Investing activities
Capital expenditures, net of writeoffs	(10,431)	(14,642)

Net cash (used in) investing activities	(10,431)	(14,642)

Financing activities
Increase (decrease) in long-term debt, net	(7,651)	(12,550)
Loan payable - Borrowing from principal stockholder	(9,666)	23,400

Net cash provided by (used in) financing activities	(17,317)	10,850

Net increase in cash and cash equivalents	2,635	117,300

Cash and cash equivalents, beginning of period	354,688	237,388

Cash and cash equivalents, end of period	$357,323	$354,688

Supplemental disclosure of cash flow information:
Interest paid	$17,039	$16,809

Income taxes paid	$3,350	$24,999

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

Inventories:

Inventory consists of new and used furniture and equipment primarily used in the banking industry.  Inventories are stated at the lower of cost or market utilizing the first-in, first-out method.  The Company reviews the inventory quarterly for obsolescence, and estimates an allowance.  The allowance for obsolete inventory was $35,000 and $36,148 as of May 31, 2006 and 2007, respectively.

Equipment and improvements:

Equipment and improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization have been provided utilizing the straight-line method over the estimated useful lives of the assets.

Reclassifications:

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 financial statement presentation.  These reclassifications had no effect on the statement of operations.

Advertising:
Advertising expenses are considered non-response costs and are expensed as incurred.  Total advertising expense was $13,978 in 2007 and $16,267 in 2006.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(concluded):

Net earnings (loss) per share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period. The Company considered 322,000 reserve shares as potentially dilutive common shares outstanding during the year ended May 31 2006.   However, based on the unlikelihood of the possible issuance of the reserve shares, the Company did not consider them and only considered the share based compensation as described in Note 11 in the calculation of dilutive common shares outstanding during the year ended May 31 2007. The weighted average numbers of shares for determining basic earnings per share were 14,954,781 and 14,947,281in 2007 and 2006, respectively.  The weighted average numbers of shares for determining diluted earnings per share were 15,321,448 and 15,269,281 in 2007 and 2006, respectively.

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

NOTE 2 - EQUIPMENT AND IMPROVEMENTS:

Equipment and improvements consist of the following:

	Range of
	Estimated
	Useful Lives	2007	2006
Machinery and equipment	3 to 10 years	$43,138	$57,441
Transportation equipment	5 years	139,794	163,396
Computer equipment	5 years	20,332	22,392
Furniture and fixtures	5 years	1,267	1,267
Leasehold improvements	3 years	54,728	51,028
Totals		259,259	295,524

Less accumulated depreciation and amortization		179,116	200,658

Totals		$80,143	$94,866

Depreciation and amortization amounted to $25,154 and $25,532 for the years ended May 31, 2007 and 2006 respectively.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTE PAYABLE TO BANK:

The Company has a $350,000 revolving line of credit with borrowings bearing interest at .25% above the prime rate and guaranteed by the Company's principal stockholder. The line of credit expires on November 7, 2007.  At May 31, 2007, the Company has no outstanding borrowings under the line.

NOTE 4 - LONG-TERM DEBT:

Long-term debt consists of the following notes that are collateralized by transportation equipment:

	2007	2006

6% notes, payable in monthly installments of $307, including interest and maturing July 2006	$-	$910

6.5% notes, payable in monthly installments of $310, including interest and maturing September 2007	1,225	4,740

6% notes, payable in monthly installments of $283, including interest and maturing September 2007	1,121	4,347

Totals	2,346	9,997

Less current portion	2,346	8,454

Long-term portion	$-	$1,543

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY NOTE AND ACCRUED COMPENSATION:

The Chairman and principal stockholder has an employment contract with the Company, renewable annually.  The contract provides for an annual salary of $12,000 plus health insurance and other benefits.  The Company has accrued compensation of $263,100 and $254,400 through May 31, 2007 and 2006, respectively, related to this contract.

The Company has a demand promissory note payable with interest accruing at prime plus 0.5% per annum with the Chairman and principal stockholder in the amount $189,625 and $207,991 as of May 31, 2007 and 2006, respectively. The Chairman and principal stockholder has represented that he will not demand repayment of the note until the Company has sufficient resources to make the repayment.  The company began repaying principal on the promissory note in January 2007.

NOTE 6 - INCOME TAXES:

The provision for income taxes differs from the amounts computed using the Federal statutory rate of 34% as a result of the following:

	2007	2006
Expected provision at Federal statutory rate	(34%)	34%
Effect of state taxes, net of Federal income tax effect	(6)	6
Utilization of deferred tax assets	40	-
Decrease in deferred tax valuation	-	(40)

Effective tax rate	--%	--%

Due to the uncertainties related to the extent and timing of our future taxable income, we have established a total valuation allowance against deferred tax assets in prior periods.  In 2006, we decreased the valuation allowance in an amount equivalent to current income tax expense.  The Company offset the current income tax expense of approximately $19,636 by an equivalent decrease in the valuation allowance as of May 31, 2006.  As of May 31, 2007, the Company has $19,636 in deferred tax assets net of a valuation allowance, in order to recognize the benefit attributable to net operating loss carrybacks.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (concluded):
Significant components of the Company's deferred tax assets as of May 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryback	$19,636	$-
Net operating loss carryforwards	55,364	-
Accrued officer salary	105,000	102,000
Depreciation	(1,000)	(4,000)
Inventory reserve	14,500	14,000
Other	3,500	3,000
	197,000	115,000
Valuation allowance for deferred tax assets	(177,364)	(95,364)
Deferred tax assets	$19,636	$19,636

NOTE 7 – LEASE OBLIGATIONS - RELATED PARTY:

The Company has entered into two operating leases with its Chairman and principal stockholder for the lease of an aggregate of 31,616 square feet of office and warehouse space located in Bowling Green, Kentucky. The leases provide for a monthly rent of $7,200 plus applicable real estate taxes and maintenance expenses. The leases expire in August and September 2007, respectively.   In January 2007 the monthly rent was raised from $7,200 to $7,920 as a result of an increase in property taxes.

Related rent expense amounted to $89,280 and $86,400, respectively for the years ended May 31, 2007 and 2006.

NOTE 8 - CONTINGENCIES:

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

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONTINGENCIES (CONTINUED):

In December 2000, the court entered a default judgment against Taurus International Investment, Inc., Alexander C. Brosda and Andrew Seim leaving only George Bergleitner and his company, Stamford Financial to defend the lawsuit.

By order entered on May 4, 2001, the Court granted a motion filed by Stamford Financial Consulting, Inc. and George C. Bergleitner, to transfer the New York Action to the New York State Supreme Court, Delaware County, and the action is continuing there against these two defendants.

We recently filed a motion to dismiss the counterclaim.

Although we cannot predict the outcome of the litigation described above, we do not believe that the ultimate outcome will have any material adverse effect on our consolidated financial statements in subsequent periods.

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. The Company's cash balances with financial institutions, at times, may exceed the Federal Deposit Insurance Corporation insured limits. At May 31, 2007, the Company has cash and cash equivalent balances that exceed federally insured limits in the amount of approximately $125,016.

The Company closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's material financial instruments at May 31, 2007 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable and accounts payable, advances from principal stockholder and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair value because of their liquidity and/or their short-term maturities; (ii) long-term debt were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics and (iii) although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from the principal stockholder, because of the relationship of the Company and its stockholders, it believes that the carrying value of the advances approximates fair value.

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

Segment disclosure information follows:

THE BANKER'S STORE, INC. AND SUBSIDIARIES

DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

	TWELVE MONTHS ENDED			TWELVE MONTHS ENDED
		MAY 31,			MAY 31,
		2007			2006
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals

Revenues from external customers	$2,325,322	$296,688	$2,622,010	$2,191,196	$264,819	$2,456,015

Intersegment revenues	-	-	-	-	-	-

Interest revenue	5,995	-	5,995	3,404	-	3,404

Interest expense	17,039	-	17,039	17,114	-	17,114

Net interest expense	11,043	-	11,043	13,710	-	13,710

Depreciation and amortization	24,435	719	25,154	25,222	310	25,532

Segment profit (loss)	(189,899)	(27,624)	(217,523)	67,837	(9,274)	58,563

Segment assets	$1,294,827	$100,975	$1,395,802	$1,356,098	$104,189	$1,460,287

NOTE 11 – SHARE BASED COMPENSATION

During the year ended May 31, 2007, the Company established a share based compensation plan, which is described below.  The compensation cost that has been charged against income was $11,556 for the year ended May 31, 2007.  No income tax benefit was recognized during the year ended May 31, 2007 “See Note 6”. There were no options exercised and no effect on cash flows during the year ended May 31, 2007.

2006 Stock Ownership Incentive Plan

The Plan was approved by shareholders at the annual meeting of shareholders held on January 11, 2007.  The purpose of the Plan is to enhance the ability of the Company to secure and retain the services of qualified employees and non-employee directors and to provide incentives for such employees and non-employee directors to exert maximum efforts for the success of the Company.  The number of shares of Common Stock authorized for issuance under the Plan is 950,000 shares, subject to adjustment as provided in the Plan.  Full-time employees of the Company and its subsidiaries and non-employee directors of the Company are eligible to receive stock options and restricted stock under the Plan.  As of May 31, 2007, the Company had approximately 21 full-time employees and the Company had 1 non-employee director.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the plan option awards vest over a three year period.  The fair value of each option award is estimated on the date of grant using the Black Scholes Option Pricing Model.  The inputs used in the Black Scholes Option Pricing Model are disclosed below.

Current stock price	$0.07
Expected dividends	None
Restrictions	None
Exercise price	$0.07
Risk free rate	4.74%
Expected term (in years)	3.5
Historical volatility	127%
Dilution adjustment	6.27%

On October 9, 2006 the Company entered into Employment Agreements with Vincent C. Buckman and Samuel J. Stone with regard to their service as President and Chief Executive Officer and Chief Financial Officer, respectively.  Under the Employment Agreements, the Company granted options to Mr. Buckman and Mr. Stone to purchase 300,000 shares and 250,000 shares, respectively, of the Company’s Common Stock. Shareholders of the Company approved these option agreements at the annual meeting of shareholders held on January 11, 2007. The exercise price of these options was equal to fair market value of the Company’s Common Stock on the date of issuance. The Company also agreed to issue options to Mr. Buckman to purchase an additional 245,455 shares of Common Stock and options to Mr. Stone to purchase an additional 204,545 shares of Common Stock pursuant to the Employment Agreements. These additional options will be granted pursuant to the Plan as described below.

	Number of securities to be issued upon exercise of outstanding options	Weighted –Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	550,000 shares	$.07	950,000 shares(2)

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	550,000	$.07	950,000(2)

(1) Shareholders approved stock option agreements granted to the Company’s President and Chief Executive Officer and the Company’s Financial Officer with respect to a total of 550,000 shares at the Company’s annual meeting of shareholders held on January 11, 2007.  At the January 11, 2007 annual meeting, shareholders also approved the 2006 Stock Ownership Incentive Plan (“Plan”) which authorizes the grant of restricted stock and stock options with respect to a maximum of 950,000 shares.

(2) Although no options have been granted under the Plan, pursuant to employment agreements with the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer (“Employment Agreements”), the Company agreed to issue options in 2007 and 2008 under the Plan to the Company’s President and Chief Executive Officer to purchase a total of an additional 245,455 shares of Common Stock, and to the Company’s Chief Financial Officer to purchase a total of an additional 204,545 shares of Common Stock with an exercise price equal to fair market value on the date of grant.  See “2006 Stock Ownership Incentive Plan” below.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options to be granted - number of shares	Date of Grant	Recipient of Options

122,728	October 9, 2007	Vincent C. Buckman, President and Chief Executive Officer
122,727	October 9, 2008	Vincent C. Buckman, President and Chief Executive Officer
102,273	October 9, 2007	Samuel J. Stone, Chief Financial Officer
102,272	October 9, 2008	Samuel J. Stone, Chief Financial Officer

NOTE 12 – SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)
The following data summarizes quarterly operating results.

		Year ended May 31, 2007

	August 31,	November 30,	February 28,	May 31,
	2006	2006	2007	2007	Totals

Revenues	$595,872	$495,009	$698,516	$832,613	$2,622,010

Cost of goods sold	464,993	362,679	451,866	622,508	1,902,046

Gross profit	130,879	132,330	246,650	210,105	719,964

Selling, general and administrative expenses	223,533	239,016	252,149	211,674	926,372

Income (loss) from operations	(92,654)	(106,686)	(5,499)	(1,569)	(206,408)

Other income (expense)	(2,996)	(3,346)	(1,951)	(2,823)	(11,115)

Income before income tax provision	(95,650)	(110,032)	(7,450)	(4,391)	(217,523)

Income tax provision	-	-	-	-	-

Net income (loss)	(95,650)	(110,032)	(7,450)	(4,391)	(217,523)

Basic earnings (loss) per common share	$-	$(0.01)	$-	$-	$(0.01)

Diluted earnings (loss) per common share	$-	$(0.01)	$-	$-	$(0.01)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Vincent C. Buckman, our President and  Chief Executive Officer and Sam Stone, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of May 31, 2007.

(b) Internal controls. During the year ended May 31, 2007, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

The information required by Part III, with the exception of Item 13, is incorporated by reference to the Company’s definitive proxy statement for the 2007 annual meeting of stockholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference as described above.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference as described above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference as described above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference as described above.

ITEM 13. EXHIBITS

EXHIBIT NUMBER AND DESCRIPTION OF DOCUMENT

2.1	Agreement of Business Combination By Stock Exchange, dated April 15, 1998, by and between BG Banking Equipment and Maritime Transport & Technology, Inc. (2)

3.1	Certificate of Incorporation of The Banker's Store, Inc., as amended. (1)

3.2	Articles of Incorporation of Financial Building Equipment Exchange, Inc. (1)

3.3	Articles of Incorporation as amended of BG Banking Equipment, Inc. (1)

3.4	Bylaws of The Banker's Store, Inc. (1)

4.1	Specimen Common Stock Certificate. (2)

10.1	Business Lease, dated August 1, 1998, by and between Paul D. Clark and Maritime Transport and Technology, Inc. (dba The Bank Store and dba BG Banking Equipment, Inc.)(2)

10.2	Employment Agreement, dated February 1, 1998, by and between Maritime Transport & Technology, Inc. (dba The Bank Store and dba BG Banking Equipment, Inc.) and Paul Clark. (2)

10.3	Employment Agreement between the Company and Vincent C. Buckman. (3)

10.4	Employment Agreement between the Company and Samuel Stone (3)

10.5	2006 Stock Ownership Incentive Plan (4)

21.1	Subsidiaries of the Company. (1)

31.1	Certification Pursuant to Rule 13a-14(a) of Vincent C. Buckman, CEO and President

31.2	Certification Pursuant to Rule 13a-14(a) of Sam Stone, Chief Financial Officer

32.1	Certification of Vincent C. Buckman

32.2	Certification of Sam Stone

(1)	Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 1998.

(2)	Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 2000.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2006.

(4)	Incorporated by reference from the Company’s definitive proxy statement filed with the SEC on December 11, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference as described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Banker's Store, Inc.
Dated: August 9, 2007	By:	/s/ Vincent C. Buckman
Vincent C. Buckman,
President, CEO, & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Vincent C. Buckman	Dated: August 9, 2007
Vincent C. Buckman, President, CEO, & Director

/s/ Sam Stone	Dated: August 9, 2007
Sam Stone, CFO & Director

/s/ Paul D. Clark	Dated: August 9, 2007
Paul D. Clark, Chairman & Director

/s/ Cynthia A. Hayden	Dated: August 9, 2007
Cynthia A. Hayden, VP,
Secretary & Director

/s/ Roberta W. Clark	Dated: August 9, 2007
Roberta W. Clark, Director