Form 10QSB
period 2007-08-31
BANKERS STORE INC
filed 2007-10-15
CIK 27850

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

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

Common stock, par value $0.01, 14,954,781 shares outstanding as of October 1, 2007.

THE BANKER'S STORE, INC.

FORM 10-QSB

AUGUST 31, 2007

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

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

Significant accounting estimates:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2007 and as outlined in our previously filed Form 10-KSB have been applied consistently for the three months ended August 31, 2007.

Related party transactions:

We have entered into two operating leases with our Chairman of the Board and principal stockholder, Paul Clark, for the lease of an aggregate of 32,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The leases provide for a monthly rent plus maintenance expenses. The leases expire in August and September 2008, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the three months ended August 31, 2007 and 2006:

	Three months ended August 31,
	2007	2006

Net sales	100.0%	100.0%

Cost of goods sold	66.0%	78.0%

Gross profit	34.0%	22.0%

Selling, general and administrative expenses	37.5%	37.5%

Income (loss) from operations	-3.5%	-15.5%

Other	-0.2%	-0.5%

Income before income tax provision	-3.7%	-16.0%

Income tax provision	0.0%	0.0%

Net income (loss)	-3.7%	-16.0%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2006.

Revenues were approximately $830,738 for the three months ended August 31, 2007 as compared to approximately $595,872 for the three months ended August 31, 2006 reflecting an increase of approximately $234,865 or 39%. Banking equipment revenues increased approximately $158,383 or 29% and the increase was primarily the result of completing a number of projects that had been started in prior quarters.  Office equipment revenues increased approximately $76,483 or 133% and was partially the result of introducing a new product line, the addition of a salesperson, and the addition of an installer.

Cost of goods sold for the three months ended August 31, 2007 was approximately $548,547 or 66% of net sales as compared to approximately $464,993 or 78% of net sales for the three months ended August 31, 2006. Gross profit increased during the three months ended August 31, 2007 as compared to the three months ended August 31, 2006 primarily due to better pricing on our equipment and a general increase in our labor rates and delivery charges.

Selling, general and administrative expenses were approximately $311,198 for the three months ended August 31, 2007 as compared to approximately $223,533 for the three months ended August 31, 2006 reflecting an increase of approximately $87,665 or 39%. In part, this increase is due to hiring two new executives, and creating two new executive positions. Previously, Paul D. Clark filled the position of CEO and CFO. Mr. Clark has now moved to the Chairman position and Mr. Vince Buckman has assumed the CEO and President position and Mr. Sam Stone has assumed the CFO position.

As a result of the aforementioned, the Company incurred a net loss from operations during the three months ended August 31, 2007 of approximately $31,075 as opposed to a net loss of approximately $95,650 for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations.

We had cash and cash equivalents of $256,005 and working capital of $335,706 at August 31, 2007. At August 31, 2007, the Company’s cash position had decreased by $101,318 from the year-end of May 31, 2007. The decrease in liquidity primarily came from the $138,629 decrease in customer deposits as the result of completing several projects that were started in prior periods.

The company has a $350,000 revolving line of credit with borrowings bearing interest at .25% above the prime rate guaranteed by the Company’s principal stockholder. The line of credit expires on November 21, 2007. At August 31, 2007, the Company has no outstanding borrowings under the line.

We are evaluating various alternatives in addressing our future facilities expansion needs. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy. We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our operating funding needs through at least August 31, 2008. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. The Company will seek to combine with growing profitable companies in the ATM, financial equipment, and service industry. There can be no assurance that additional capital for expansions and acquisitions will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities and facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.	CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of August 31, 2007, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Vincent Buckman, the Company's President and CEO, supervised and participated in this evaluation. Based on this evaluation, Mr. Buckman concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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
32.2  Certification of Sam Stone

FINANCIAL STATEMENTS

THE BANKER'S STORE, INC. AND SUBSIDIARIES

I N D E X

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AUGUST 31, 2007 (UNAUDITED) AND MAY 31, 2007	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 2007 AND 2006 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED AUGUST 31, 2007 AND 2006 (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5 - F-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

SIGNATURES

* * *

Index

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2007 AND MAY 31, 2007

ASSETS	August 31, 2007	May 31, 2007

Current Assets:
Cash and cash equivalents	$256,005	$357,323

Accounts receivable, net of allowance for bad debts of $4,043	293,734	163,384

Inventories	653,131	667,637
Prepaid expenses and other current assets	59,972	106,848

Total current assets	1,262,842	1,295,192

Equipment and improvements, net	81,060	80,143
Other assets	20,468	20,467

Totals	$1,364,370	$1,395,802

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$565	$2,346
Accounts payable and accrued expenses	236,958	89,845
Customer deposits	248,283	386,911
Note payable - principal stockholder	178,230	189,625
Accrued compensation - principal stockholder	263,100	263,100
Private placement funds in dispute	-	-
Total current liabilities	927,136	931,827

Long-term debt, net of current portion	-	-
Total liabilities	927,136	931,827

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 14,954,781 and 14,954,715 shares issued and outstanding	149,548	149,548
Additional paid-in capital	555,030	550,697
Less: treasury stock 2,000 shares (at cost)	(2,000)	(2,000)
Accumulated (deficit) earnings	(265,344)	(234,270)
Total stockholders' equity	437,234	463,975
Totals	$1,364,370	$1,395,802

The accompanying notes are an integral part of these financial statements.

Index

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AUGUST 31, 2007 AND 2006.

	THREE MONTHS ENDED AUGUST 31,
	2007	2006

Revenue	$830,738	$595,872

Cost of goods sold	548,547	464,993

Gross profit	282,191	130,879

Selling, general and administrative expenses	311,198	223,533

Income (loss) from operations	(29,007)	(92,654)

Other income (expense):
Interest and other income (expenses)	2,027	1,648
Interest expense	(4,095)	(4,644)

Total other income (expense):	(2,068)	(2,996)

Income before income tax provision	(31,075)	(95,650)

Income tax provision	-	-

Net income	$(31,075)	$(95,650)

Basic earnings (loss) per common share	$(0.00)	$(0.01)

Diluted earnings (loss) per share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Index

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2007 AND 2006

	AUGUST 31,
	2007	2006

Operating activities
Net income (loss)	$(31,075)	$(95,650)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,149	6,350
Stock based compensation	4,333	-
Provision for doubtful accounts	-	-
Changes in operating assets and liabilities:
Accounts receivable	(130,350)	155,516
Inventories	14,506	39,235
Gain on sale of equipment
Prepaid expenses and other current assets	46,876	(5,417)
Other assets	-	-
Accounts payable and accrued expenses	147,112	21,299
Customer deposits	(138,629)	18,791

Net cash provided by operating activities	(82,078)	140,124

Investing activities
Capital expenditures, net of writeoffs	(6,065)	(9,407)

Net cash provided by (used in) investing activities	(6,065)	(9,407)

Financing activities
Increase (decrease) in long-term debt, net	(1,781)	(2,556)
Proceeds from long-term debt	-	-
Loan payable - Borrowing from (paid to) principal stockholder	(11,394)	4,350
Purchase of Treasury stock	-	-

Net cash provided by (used in) financing activities	(13,175)	1,794

Net increase in cash and cash equivalents	(101,318)	132,511

Cash and cash equivalents, beginning of period	357,323	354,688

Cash and cash equivalents, end of period	$256,005	$487,199

Supplemental disclosure of cash flow information:
Interest paid	$4,095	$4,644

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of August 31, 2007 and the Company's results of operations and cash flows for the three months ended August 31, 2007 and 2006. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2007 and for the year ended May 31, 2006 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2007.

The consolidated results of operations for the three months ended August 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings (loss) per common share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period. The Company considered the reserve shares described in Note 4 as potentially dilutive common shares outstanding during the periods ended August 31, 2007. The weighted average numbers of shares for determining basic earnings per share were 14,954,781 in 2007. The weighted average numbers of shares for determining diluted earnings per share were 15,504,781 in 2007.

Note 3 - Income taxes:

The Company’s estimated federal and state income tax rate is 40 percent. Due to the uncertainties related to, among other things, the extent and timing of our future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $14,000 from the utilization of net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance as of August 31, 2007. Deferred tax assets offset by a valuation allowance were approximately $153,000 offset by a valuation allowance of $133,000 as of August 31, 2006. Total deferred tax assets were approximately $210,000 offset by a valuation allowance of $190,000 as of August 31, 2007.

As a result of the corresponding increase in the valuation allowance and deferred tax assets of $14,000 during the three months ended August 31, 2007, the Company did not recognize any income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in the periods.

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

Revenues and other related segment information follows for the three months ended August 31, 2007 and 2006:

	THREE MONTHS ENDED AUGUST 2007			THREE MONTHS ENDED AUGUST 2006
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals

Revenues from external customers	$696,906	$133,832	$830,738	$538,523	$57,349	$595,872

Intersegment revenues	-	-	-	-	-	-

Segment profit (loss)	(25,739)	(5,336)	(31,075)	(93,022)	(2,628)	(95,650)

Segment assets	$1,275,723	$88,647	$1,364,370	$1,281,072	$125,449	$1,406,521

* * *

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANKER'S STORE, INC.

By:	/s/ Vincent C. Buckman
Vincent C. Buckman,
President, CEO, and Director
(Principal Executive Officer)

Date: October 15, 2007