Form 10KSB/A
period 2007-05-31
BANKERS STORE INC
filed 2007-11-20
CIK 27850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year EndedMay 31, 2007      Commission File No.000-08880

THE BANKER’S STORE, INC.
(Exact name of registrant as specified in its charter)

New York	22-3755756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1535 Memphis Junction Road, Bowling Green, KY	42101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (270) 781-8453

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share

Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State issuer’s revenues for the most recent fiscal year: $2,622,010.

As of September 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $98,793 (computed by reference to the last sale price of the common equity on such date).

As of October 15, 2007, the Registrant had 14,954,781 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☒

Explanatory Note

This Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007 (“2007 Form 10-KSB”), filed with the Securities and Exchange Commission on August 9, 2007, is being filed to provide the information required in Part III.  No other information in our 2007 Form 10-KSB is amended hereby.  This Form 10-KSB/A does not reflect events occurring after May 31, 2007, nor does it modify or update disclosures included in the 2007 Form 10-KSB other than by providing the information required in Part III.

i

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information concerning the Company’s Board of Directors and executive officers is set forth below.

Vincent C. Buckman Age 64; President and Chief Executive Officer; Director since 2006
Mr. Buckman became a director of the Company on October 9, 2006.  Mr. Buckman also became the President and Chief Executive Officer of the Company on October 9, 2006.  Previously, From 2004 to October 2006, Mr. Buckman was a division manager of a national company that markets equipment and services to financial institutions. From 2002 to 2003, he served as a consultant to companies interested in consolidating bank service and maintenance companies.  From 1991 to 2001, he was a principal in Buckman & Associates, engaged as a manufacturer’s representative of automated banking and physical and electronic security equipment to banks and other financial institutions.  He holds a bachelors degree from the University of Evansville.

Paul D. Clark Age 64; Chairman of the Board and Principal Shareholder; Director since 1998
Mr. Clark is a founder of the Company.  He has served as a director of the Company since 1998.  He served as President,  Chief Executive Officer and Chief Financial Officer of the Company from 1998 until October 9, 2006.  He is currently the Chairman of the Board.  He has worked in a variety of management and sales positions in the electronic security and banking equipment industries as well as the United States Navy.  He obtained his education and training from several technical schools and received an Industrial Electronics degree in 1970.  Mr. Clark also received medical electronics specialist training and was an interior communication electrician in the United States Naval Submarine Service.  Mr. Clark also attends specialized training courses annually to stay current in the field of security.  Mr. Clark is the husband of Roberta W. Clark and father of Cindy Hayden.

Roberta W. Clark Age 63; Principal Shareholder; Director since 1998
Ms. Clark has served as a director since 1998. She also served as the Secretary of the Company from 1998 to October 9, 2006. From 1997 to 1998, she served in similar positions with AAA Alarms.  She attended Colorado State University, where she received a B.A. in Art in 1965. She is the wife of Paul D. Clark and mother of Cindy Hayden.

Cynthia A. Hayden Age 37; Vice President and Secretary; Director since 2006
Ms. Hayden became a director of the Company on October 9, 2006. She also became the Vice President and Secretary of the Company on October 9, 2006. Ms. Hayden joined the Company in 1998 and served in and implemented various positions and procedures including the inventory system, shipping/receiving, accounting, software and establishment of the office furnishings/design division of the Company.  Currently, she serves in the accounting department and handles shareholder relations.  Prior to joining the Company, Ms. Hayden worked in various positions within the steamship industry and was a Purser with Royal Caribbean Cruises. Ms. Hayden is the daughter of Paul and Roberta Clark.

Samuel J. Stone Age 54; Chief Financial Officer; Director since 2006
Mr. Stone became a director of the Company on October 9, 2006.  Mr. Stone served as the Chief Financial Officer of Stat Group, LLC in 2006, through October 9, 2006.  From 1999 to 2005, he was the Controller of a national banking related sales and service company which sold and serviced image systems, ATMs and traditional equipment to financial institutions throughout the United States.  Mr. Stone holds a bachelors degree from the University of Kentucky.

The Company’s Common Stock is not traded on a national securities exchange or an inter-dealer quotation system that has requirements related to director independence or composition of certain board committees.  Currently, the Company’s Common Stock is traded on the over-the-counter bulletin board.

None of the Company’s directors would be considered "independent" as defined by federal securities laws and NASDAQ listing standards. Although the Company does not have a definite plan, the Company may expand its Board of Directors in the future to include one or more independent directors.  The Board has not established separate audit, nominating or compensation committees. In the event that the membership of the Board is expanded in the future, the Board may consider the establishment of committees in order to perform its duties more efficiently.

Code of Ethics

The Company has not adopted its Standards of Business Conduct and Code of Ethics, but expects to during the next fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership.  Based on a review of such forms, the Company believes that during the last fiscal year, all of its executive officers, directors and ten percent shareholders complied with the Section 16 reporting requirements.

Item 10.  Executive Compensation.

Set forth below is the Company’s Summary Compensation Table.  Only two executive officers are included in the Summary Compensation Table because no executive officers of the Company received total compensation from the Company during the past fiscal year in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position(1)	Fiscal Year(2)	Salary(3)	Option Awards(4)	Total
Vincent C. Buckman	2007	$70,154	$6,303	$76,457
President and Chief Executive Officer	2006	---	---	---
Samuel J. Stone	2007	$60,808	$5,253	$66,061
Chief Financial Officer	2006	---	---	---

(1) Mr. Buckman and Mr. Stone did not serve as executive officers of the Company during the fiscal year ended May 31, 2006.

(2) The years shown are the Company’s fiscal years ended May 31, 2007 and 2006.

(3) Mr. Buckman and Mr. Stone entered into Employment Agreements with the Company on October 7, 2006, which provided for annual salaries of $120,000 and $102,000, respectively.  The amounts shown represent the amount paid to them during the period beginning in October 2006 (when they commenced their employment with the Company) and ended May 31, 2007, the Company’s fiscal year-end. The Company did not pay or provide perquisites or other personal benefits to any of the named executive officers in an aggregate amount in the fiscal years ended May 31, 2007 or May 31, 2006, of $10,000 or more.

(4) The amount shown represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended May 31, 2007, with respect to options for 300,000 shares and 250,000 shares of the Company’s Common Stock granted in October 2006 to Mr. Buckman and Mr. Stone, respectively.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Persons	No. of Securities Underlying Unexercised Options Exercisable	No. of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date

Vincent C. Buckman	---	300,000	$0.07	10/09/2011

Samuel J. Stone	---	250,000	$0.07	10/09/2011

(l) The options shown are the only equity awards granted to the Company’s named executive officers which were outstanding at the Company’s fiscal year-end, May 31, 2007.

Aggregated Option Exercises in Last Fiscal Year

No options relating to the Company’s Common Stock were exercised during the fiscal year ended May 31, 2007.

Option Grants in Last Fiscal Year

The Company did not grant any options during the fiscal year ended May 31, 2006. Under Employment Agreements entered into Mr. Buckman and Mr. Stone in October 2006, the Company granted options to Mr. Buckman and Mr. Stone to purchase 300,000 shares and 250,000 shares, respectively, of the Company’s Common Stock. The Company also agreed to issue options to Mr. Buckman to purchase an additional 245,455 shares of Common Stock and options to Mr. Stone to purchase an additional 204,545 shares of Common Stock pursuant to the Employment Agreements. These additional options will be granted pursuant to 2006 Stock Ownership Incentive Plan.  See “Equity Compensation Plan.”

Director Compensation

During the 2007 fiscal year, none of the directors received any compensation for their service on the Board of Directors.

Equity Compensation Plan

The Company’s only equity compensation plan is the 2006 Stock Ownership Incentive Plan (“Plan”). The Plan was approved by shareholders at the Company’s most recent Annual Meeting of Shareholders.  The purpose of the Plan is to enhance the ability of the Company to secure and retain the services of qualified employees and non-employee directors and to provide incentives for such employees and non-employee directors to exert maximum efforts for the success of the Company.

Authorized Shares.  The number of shares of Common Stock authorized for issuance under the Plan is 950,000 shares. Shares as to which options or other awards under the Plan lapse, expire, terminate, are forfeited or are canceled will again be available for awards under the Plan.

In the event of any change in the corporate structure of the Company affecting the Common Stock, such as a merger, reorganization, consolidation, recapitalization, reclassification, stock split or similar transaction, the Board of Directors or any administering committee appointed by the Board (“Committee”) will substitute or adjust the total number and class of securities which may be issued under the Plan and the number, class and price of shares subject to outstanding awards as it, in its discretion, determines to be appropriate and equitable to prevent dilution or enlargement of the rights of participants and to preserve the value of outstanding awards.

Eligible Participants.  Full-time employees of the Company and its subsidiaries and non-employee directors of the Company are eligible to receive awards under the Plan. Participants will be selected by the Board (or the Committee). As of May 31, 2007, the Company had approximately 21 full-time employees.

Administration of the Plan.  The Plan is administered by the Board of Directors or a Committee appointed by the Board to administer the Plan. The Board or the Committee will determine, subject to the terms of Plan, the persons to receive awards, the size, type and frequency of awards, the terms and conditions of each award, and whether any performance goals have been met. The Board of Directors or the Committee will also have the power to accelerate the exercisability of awards, waive restrictions and conditions applicable to awards, and interpret the provisions of the Plan.

Limitations on Awards.  The Plan provides for the grant of stock options and restricted stock. No more than 450,000 shares of restricted stock may be awarded under the Plan. In addition, no person may be granted more than 100,000 shares of restricted stock or options for more than 200,000 shares during any calendar year. In the event of any change in the corporate structure of the Company affecting the Common Stock, such as a merger, reorganization, consolidation, recapitalization, reclassification, stock split or similar transaction, the Board of Directors or the Committee will make appropriate and equitable adjustments to the award limitations under the Plan.

No Repricing.  Without shareholder approval, neither the Board of Directors nor the Committee will have any authority, with or without the consent of the holders of awards, to “reprice” any awards after the date of initial grant with a lower exercise price in substitution for the original exercise price.

Change in Control.  Upon a Change in Control, as defined in the Plan, all outstanding options will become fully vested and immediately exercisable. In addition, any restrictions and other conditions pertaining to restricted stock held by participants will lapse and such shares will become immediately transferable and nonforfeitable, subject to applicable securities law requirements.

Termination of the Plan.  The Plan will terminate on the earliest of (a) the 10th anniversary of its effective date; (b) the date when all shares available for issuance under the Plan have been acquired and payment of all benefits in connection with awards under the Plan has been made; or (c) such other date as the Board of Directors may determine.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Directors, Executive Officers and Principal Shareholders

The following table sets forth the share ownership of directors, executive officers and shareholders known by the Company to own beneficially five percent (5%) or more of its outstanding Common Stock as of May 31, 2007.

		Common Stock Beneficially Owned (1)
Name	Position	Amount		Percentage
Vincent C. Buckman	President and Chief Executive Officer; Director	0	(3)	*
Paul D. Clark (2)	Chairman of the Board; Principal Shareholder; Director	12,649,346		84.6%
Roberta W. Clark (2)	Principal Shareholder; Director	12,649,346		84.6%
Cynthia A. Hayden	Vice President, Secretary; Director	329,570		2.2%
Samuel J. Stone	Chief Financial Officer	0	(3)	*
Executive Officers and Directors serving as of 5/31/07 as a group, including the above (5 persons)		12,978,916		86.8%

* Indicates less than one percent.

1.  All officers, directors and principal stockholders have sole investment and voting power unless otherwise indicated.

2.  Paul D. Clark and Roberta W. Clark each own 6,324,673 shares of Common Stock. Because they are husband and wife, they may be deemed to beneficially own both the shares held by them and the shares held by their spouse.

3.  At May 31, 2007, Mr. Buckman and Mr. Stone held options to purchase 300,000 and 250,000 shares of Common Stock, respectively. The options vest in three equal annual installment commencing on October 7, 2007. Accordingly, the shares subject to these options were not exercisable and beneficially owned by Mr. Buckman or Mr. Stone at May 31, 2007.

Item 12.  Certain Relationships and Related Transactions.

Employment Agreements

On October 9, 2006, the Company entered into Employment Agreements with Vincent C. Buckman and Samuel J. Stone with regard to their service as President and Chief Executive Officer and Chief Financial Officer, respectively.

Each of the Employment Agreements has a two-year term and is automatically extended for one additional year at the end of the initial term and each extension period, unless one party gives the other party at least 60 days notice prior to the end of the applicable term.  Mr. Buckman’s annual base salary is $120,000 and Mr. Stone’s annual base salary is $102,000.  Mr. Buckman and Mr. Stone will be considered for bonuses annually by the Board of Directors based on their performance during the preceding year.  Bonuses may be paid in cash, stock or a combination thereof, in the discretion of the Board.

Mr. Buckman’s Employment Agreement provided that the Company would grant him options to purchase an aggregate of 545,455 shares of Common Stock at the fair market value on the date of grant as follows: (a) an option to purchase 300,000 shares within 30 days of the date on which his employment commenced in October 2006; (b) an option to purchase 122,728 shares on the first anniversary date of the Employment Agreement (October 2007); and (c) an option to purchase 122,727 shares on the second anniversary date of the Employment Agreement (October 2008).

Mr. Stone’s Employment Agreement provided that the Company would grant him options to purchase an aggregate of 454,545 shares of Common Stock at the fair market value on the date of grant as follows: (a) an option to purchase 250,000 shares within 30 days of the date on which his employment commenced (October 2006); (b) an option to purchase 102,273 shares on the first anniversary date of the Employment Agreement (October 2007); and (c) an option to purchase 102,272 shares on the second anniversary date of the Employment Agreement (October 2008).

All options granted pursuant to the Employment Agreements will have a term of five years and will vest in three equal annual installments, commencing on the first anniversary of the date of grant.

The Employment Agreements may be terminated by the Company on the death or disability of the executive officer, or in the event that such executive officer engages in any act constituting “misconduct” as defined in the Employment Agreement.  The Executive Officers may terminate their Employment Agreements if the Company materially breaches any material provision of the Employment Agreement or following a Change in Control (as defined in the Employment Agreement).  If the Executive Officer terminates the Employment Agreement for “cause”, the Executive Officer will be entitled to a monthly salary equal to the base salary set forth in the Employment Agreement for a period of 12 months following termination of employment.

Both Employment Agreements provide for reimbursement for reasonable business and travel expenses and reimbursement of $500 per month for housing expenses during the first year.  The Executive Officers will be entitled to participate in any other individual or group life insurance, health insurance, qualified pension or profit sharing plan or any other fringe benefit program which the Company may from time to time make available to its executive employees.  The Company has also agreed to indemnify the Executive Officers to the full extent permitted by law and to the extent that the Company obtains or maintains directors and officers liability insurance covering any executive officers of the Company, to provide such insurance to the Executive Officers.  The Employment Agreements contain provisions relating to non-disclosure of proprietary information and a covenant not to compete with the Company for one year following termination of employment in certain geographic areas.  The Employment Agreements also provide that the Executive Officers will not, while employed by the Company and for a period of one year following termination, directly or indirectly solicit or induce any employee of the Company to leave the Company or hire any individual employed by the Company.

On February 1, 1998, the Company entered into an employment agreement with Paul D. Clark, pursuant to which the Company employed Mr. Clark for successive three-year terms.  The agreement provided for an initial base salary of $78,500 per year and the provision of family health insurance, and a $100,000 whole life insurance policy.  As of January 1, 2007, this employment agreement was modified to provide for a $12,000 per year base salary.

Related Party Transactions

We have entered into two operating leases with Paul D. Clark, Chairman of the Board and principal shareholder of the Company, for the lease of an aggregate of approximately 32,000 square feet of office and warehouse space located in Bowling Green, Kentucky.  The leases provide for a monthly rent of $7,200 in the aggregate plus maintenance expenses. In January 2007, the monthly rent was increased to $7,920 as a result of an increase in property taxes. One of the leases expires in August 2008 and the other lease expires in September 2008. The Company believes that the terms of these leases are at least as favorable as those which could have been obtained from an unrelated third party.

During the last fiscal year, as well as in prior years, a portion of Mr. Clark’s salary was deferred.  In addition, from time to time, Mr. Clark has advanced amounts on behalf of the Company for which the Company has issued Mr. Clark a promissory note.  As of May 31, 2007, the Company owed Mr. Clark $189,625 for cash advanced for inventory and $263,100 in deferred compensation.  During the year ended May 31, 2007, Mr. Clark was paid $18,366 principal and $7,419 interest as repayment for cash advanced.

Item 13.  Exhibits.

31.1  Certification pursuant to Rule 13a-14(a) of Vincent C. Buckman, CEO and President

31.2  Certification pursuant to Rule 13a-14(a) of Samuel J. Stone, Chief Financial Officer

32.1  Certification pursuant to 18 USC Section 1350 of Vincent C. Buckman, CEO and President

32.2  Certification pursuant to 18 USC Section 1350 of Samuel J. Stone, Chief Financial Officer

Item 14.  Principal Accountant Fees and Services.

Audit Fees and Expenses for the Fiscal Year Ended May 31, 2007

During the fiscal year ended May 31, 2007, the Company was billed and paid Marmann, Irons & Associates PC for the audit of our annual financial statements and review of our quarterly financial statements the amount of $55,521.

Audit Fees and Expenses for the Fiscal Year Ended May 31, 2006

During the fiscal year ended May 31, 2006, the Company was billed and paid Marmann, Irons & Associates PC for the audit of our annual financial statements and review of our quarterly financial statements the amount of $51,116.

Tax Fees

During the fiscal years ended May 31,  2007 and 2006, the Company was billed and paid Marmann, Irons & Associates PC $6,400 and $6,200, respectively, for tax preparation work.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Banker's Store, Inc.
Dated: November 20, 2007	By:	/s/ Vincent C. Buckman
Vincent C. Buckman,
President, CEO, & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Vincent C. Buckman	Dated: November 20, 2007
Vincent C. Buckman, President, CEO, & Director

/s/ Samuel J. Stone	Dated: November 20, 2007
Samuel J. Stone, CFO & Director

/s/ Paul D. Clark	Dated: November 20, 2007
Paul D. Clark, Chairman & Director

/s/ Cynthia A. Hayden	Dated: November 20, 2007
Cynthia A. Hayden, VP,
Secretary & Director

/s/ Roberta W. Clark	Dated: November 20, 2007
Roberta W. Clark Director