Form 10QSB
period 2007-11-30
BANKERS STORE INC
filed 2008-01-15
CIK 27850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

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

Common stock, par value $0.01, 14,954,781 shares outstanding as of January 4, 2008.

THE BANKER'S STORE, INC.

FORM 10-QSB

NOVEMBER 30, 2007

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

In October, 2006, we added two new executive officers to our management team. We have increased our operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets. Our operating results have been and will continue to be adversely affected if our sales do not correspondingly increase or if our product development efforts are unsuccessful or are subject to delays.

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

Significant accounting estimates:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2007 and as outlined in our previously filed Form 10-KSB have been applied consistently for the six months ended November 30, 2007.

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
We have filed a motion to dismiss the counterclaim.

Although we cannot predict the outcome of the litigation described above, we do not believe that the ultimate outcome will have any material adverse effect on our consolidated financial statements in subsequent periods.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the six months and three months ended November 30, 2007 and 2006:

	Six months ended		Three months ended
	November 30,		November 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	65.9%	75.9%	65.6%	73.3%

Gross profit	34.1%	24.1%	34.4%	26.7%

Selling, general and administrative expenses	40.4%	42.4%	44.9%	48.3%

Income (loss) from operations	-6.3%	-18.3%	-10.5%	-21.6%

Other	-0.3%	-0.6%	-0.5%	-0.7%

Income before income tax provision	-6.6%	-18.9%	-11.0%	-22.3%

Income tax provision	0.0%	0.0%	0.0%	0.0%

Net income (loss)	-6.6%	-18.9%	-11.0%	-22.3%

RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2007 AS COMPARED TO THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2006.

Revenues were approximately $1,364,372 for the six months ending November 30, 2007 as compared to approximately $1,090,881 for the six months ended November 30, 2006 reflecting an increase of approximately $273,491, or 25%.  The increase in revenues during the six months ending November 30, 2007 is partially the net result of increased equipment sales and the completion of jobs from the prior two periods.   The revenues for the three months ending November 30, 2007 were $533,635 as compared to $495,009 for the three months ended November 30, 2006, reflecting an increase of approximately $38,626, or 8%.  This increase for the three months ending November 30, 2007 is partially the result of increased equipment sales.  Banking equipment revenues increased approximately $162,884 or 17% for the six months ending November 30, 2007 from the six months ended November 30, 2006.  Office equipment revenues increased approximately $110,607, or 105% for the six months ending November 30, 2007 from the six months ended November 30, 2006.

Cost of goods sold for the six months ended November 30, 2007 were approximately $898,448, or 66% of net sales as compared to approximately $827,672, or 76% of net sales for the six months ended November 30, 2006.  Cost of goods sold for the three months ended November 30, 2007 was approximately $349,901, or 66% of net sales as compared to approximately $362,679, or 73% of net sales for the three months ended November 30, 2006. Gross profit increased during the six months ending November 30, 2007 to approximately $465,924, or 34% of net sales as compared to the six months ended November 30, 2006 of $263,209, or 24% of net sales.  This increase in gross profit is primarily due to increased sales of pre-owned equipment and a price adjustment in our labor rates and delivery charges.

Selling, general and administrative expenses were approximately $550,786, or 40% of revenues for the six months ending November 30, 2007 as compared to approximately $462,549, or 42% of revenues for the six months ended November 30, 2006 reflecting an increase of approximately $88,237 and a decrease of 2% of net sales.  Selling, general and administrative expenses were approximately $239,589, or 45% of revenues for the three months ending November 30, 2007 as compared to approximately $239,016, or 48% of revenues for the three months ended November 30, 2006 reflecting an increase of approximately $573 and a decrease of 3% of net sales.

As a result of the aforementioned, the Company incurred a net loss from operations during the six months ending November 30, 2007 of approximately $89,586, or 7% of net sales as opposed to a net loss of approximately $205,683, or 19% of net sales for the six months ending November 30, 2006.  For the three months ending November 30, 2007, the Company incurred a loss of approximately $58,510, or 11% of net sales as opposed to a net loss of approximately $110,032, or 22% of net sales for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations.

We had cash and cash equivalents of $181,819 and working capital of $303,068 at November 30, 2007. At November 30, 2007, the Company’s cash position had decreased by $175,504 from the year ended May 31, 2007. The decrease in liquidity primarily came from the $217,890 decrease in customer deposits as the result of completing several projects that were started in prior periods and partially offset by a decrease of  $117,754 of inventory.  Our $350,000 revolving line of credit expired on November 7, 2007 and was not renewed as it had never been utilized.

We are evaluating various alternatives in addressing our future facilities’ needs. The alternatives being evaluated include consolidation of our office equipment facility with our bank equipment facility thus reducing our lease expense and associated overhead expenses.  Other expense reductions are being explored.

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

We believe that our available cash and cash from operations will be sufficient to satisfy our funding needs through at least November 30, 2008. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. In this regard, we have retained the services of an investment banking firm for corporate advisory and financial placement services in connection with raising additional capital.  There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be substantially dilutive to stockholders, and debt financing, if available, may include restrictive covenants and also result in substantial dilution to stockholders. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance, become and remain competitive as well as the costs and timing of further expansion of sales and marketing.  The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.	CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of November 30, 2007, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Vincent Buckman, the Company's President and CEO, supervised and participated in this evaluation. Based on this evaluation, Mr. Buckman concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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
32.2 Certification of Sam Stone

FINANCIAL STATEMENTS

THE BANKER'S STORE, INC. AND SUBSIDIARIES

I N D E X

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS NOVEMBER 30, 2007 (UNAUDITED) AND MAY 31, 2007	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006 (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5 - F-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

SIGNATURES

* * *

Index

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2007 AND MAY 31, 2007

	NOVEMBER 30,	MAY 31,
ASSETS	2007	2007

Current Assets:
Cash and cash equivalents	$181,819	$357,323
Accounts receivable, net of allowance for bad debts of $4,043	208,578	163,384
Inventories	549,883	667,637
Prepaid expenses and other current assets	58,501	106,848

Total current assets	998,781	1,295,192

Equipment and improvements, net	75,806	80,143
Other assets	4,182	20,467

Totals	$1,078,769	$1,395,802

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$-	$2,346
Accounts payable and accrued expenses	97,006	89,845
Customer deposits	169,022	386,911
Note payable - principal stockholder	166,585	189,625
Accrued compensation - principal stockholder	263,100	263,100

Total current liabilities	695,713	931,827

Long-term debt, net of current portion	-	-

Total liabilities	695,713	931,827

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; 40,000,000 shares authorized; 14,954,781 issued and outstanding	149,548	149,548
Additional paid-in capital	559,363	550,697
Less: treasury stock 2,000 shares (at cost)	(2,000)	(2,000)
Accumulated (deficit) earnings	(323,855)	(234,270)

Total stockholders' equity	383,056	463,975

Totals	$1,078,769	$1,395,802

The accompanying notes are an integral part of these financial statements.

Index

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NOVEMBER 30, 2007 AND 2006.

	SIX MONTHS ENDED		THREE MONTHS ENDED
	NOVEMBER 30,		NOVEMBER 30,
	2007	2006	2007	2006

Revenue	$1,364,372	$1,090,881	$533,635	$495,009

Cost of goods sold	898,448	827,672	349,901	362,679

Gross profit	465,924	263,209	183,734	132,330

Selling, general and administrative expenses	550,786	462,549	239,589	239,016

Income (loss) from operations	(84,862)	(199,340)	(55,855)	(106,686)

Other income (expense):
Interest and other income (expenses)	3,255	3,119	1,228	1,471
Interest expense	(7,979)	(9,462)	(3,883)	(4,817)

Total other income (expense):	(4,724)	(6,343)	(2,655)	(3,346)

Income before income tax provision	(89,586)	(205,683)	(58,510)	(110,032)

Income tax provision	-	-	-	-

Net income	$(89,586)	$(205,683)	$(58,510)	$(110,032)

Basic earnings (loss) per common share	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Diluted earnings (loss) per share	$(0.01)	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Index

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
	NOVEMBER 30,
	2007	2006

Operating activities
Net income (loss)	$(89,586)	$(205,683)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,403	12,694
Stock based compensation	8,667	-
Changes in operating assets and liabilities:
Accounts receivable	(45,194)	62,206
Inventories	117,754	(60,299)
Gain on sale of equipment
Prepaid expenses and other current assets	48,347	(10,996)
Other assets	16,286	-
Accounts payable and accrued expenses	7,161	46,318
Customer deposits	(217,890)	151,863

Net cash provided by operating activities	(144,052)	(3,897)

Investing activities
Capital expenditures, net of writeoffs	(6,066)	(13,177)

Net cash (used in) investing activities	(6,066)	(13,177)

Financing activities
Increase (decrease) in long-term debt, net	(2,346)	(4,228)
Loan payable - Borrowing from principal stockholder	(23,040)	8,700

Net cash provided by (used in) financing activities	(25,386)	4,472

Net increase in cash and cash
equivalents	(175,504)	(12,602)

Cash and cash equivalents, beginning of period	357,323	354,688

Cash and cash equivalents, end of period	$181,819	$342,086

Supplemental disclosure of cash flow information:
Interest paid	$7,979	$9,462

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of November 30, 2007 and the Company's results of operations and cash flows for the six months ended November 30, 2007 and 2006. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2007 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2007.

The consolidated results of operations for the six months ended November 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings (loss) per common share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period. The Company considered the stock options granted to the executives as potentially dilutive common shares outstanding during the period ended November 30, 2007. The weighted average numbers of shares for determining basic earnings per share were 14,954,781 in 2007. The weighted average numbers of shares for determining diluted earnings per share were 15,504,781 in 2007.

Note 3 - Income taxes:

The Company’s estimated federal and state income tax rate is 40 percent. Due to the uncertainties related to, among other things, the extent and timing of our future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $26,000 from the utilization of net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance as of November 30, 2007. Deferred tax assets offset by a valuation allowance were approximately $199,000 offset by a valuation allowance of $179,000 as of November 30, 2006. Total deferred tax assets were approximately $236,000 which was offset by an equivalent valuation allowance of approximately $236,000 as of November 30, 2007.

As a result of the corresponding increase in the valuation allowance and deferred tax assets of $26,000 during the six months ended November 30, 2007, the Company did not recognize any income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in the periods.

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
We filed a motion to dismiss the counterclaim.

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

Index

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenues and other related segment information follows for the six months and three months ended November 30, 2007 and 2006:

THE BANKER'S STORE, INC. AND SUBSIDIARIES

DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

	SIX MONTHS ENDED			SIX MONTHS ENDED
	NOVEMBER			NOVEMBER
	2007			2006
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals

Revenues from external customers	$1,148,655	$215,717	$1,364,372	$985,771	$105,110	$1,090,881

Segment profit (loss)	(56,114)	(33,472)	(89,586)	(198,289)	(7,394)	(205,683)

Segment assets	$1,045,493	$33,276	$1,078,769	$1,320,139	$137,117	$1,457,256

	THREE MONTHS ENDED			THREE MONTHS ENDED
	NOVEMBER 30,			NOVEMBER 30,
	2007			2006
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals

Revenues from external customers	$451,750	$81,885	$533,635	$447,248	$47,761	$495,009

Segment profit (loss)	(30,373)	(28,137)	(58,510)	(105,276)	(4,756)	(110,032)

Segment assets	$1,045,493	$33,276	$1,078,769	$1,320,139	$137,117	$1,457,256

* * *

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANKER'S STORE, INC.

By:	/s/ Vincent C. Buckman
Vincent C. Buckman,
President, CEO, and Director
(Principal Executive Officer)

Date: January 14, 2008