Form 10QSB
period 2008-02-29
BANKERS STORE INC
filed 2008-04-14
CIK 27850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

——————————

FORM 10-QSB

——————————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________TO ____________

COMMISSION FILE NUMBER: 000-8880

—————————

THE BANKER'S STORE, INC.

(Exact name of registrant as specified in its charter)

—————————

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

Common stock, par value $0.01, 14,954,781 shares outstanding as of April 1, 2008.

THE BANKER'S STORE, INC.

FORM 10-QSB

FEBRUARY 29, 2008

INDEX

PART I – FINANCIAL INFORMATION

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

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

Significant accounting estimates:

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2007 and as outlined in our previously filed Form 10-KSB have been applied consistently for the nine months ended February 29, 2008.

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

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the nine months and three months ended February 29, 2008 and 2007:

	Nine Months Ended February 29,		Three Months Ended February 28,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	63.3%	71.5%	57.2%	64.7%

Gross profit	36.7%	28.5%	42.8%	35.3%

Selling, general and administrative expenses	44.1%	39.9%	53.3%	36.1%

Income (loss) from operations	-7.4%	-11.4%	-10.5%	-0.8%

Other	-0.5%	-0.5%	-0.8%	-0.3%

Income before income tax provision	-7.9%	-11.9%	-11.3%	-1.1%

Income tax provision	0.0%	0.0%	0.0%	0.0%

Net income (loss)	-7.9%	-11.9%	-11.3%	-1.1%

RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 29, 2008 AS COMPARED TO THE NINE MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2007.

Revenues were approximately $1,922,269 for the nine months ending February 29, 2008 as compared to approximately $1,789,397 for the nine months ended February 28, 2007 reflecting an increase of approximately $132,872, or 7%. The increase in revenues during the nine months ending February 29, 2008 is due to the net result of increased equipment prices from our vendors and the completion of several jobs from the prior periods. The revenues for the three months ending February 29, 2008 were $557,896 as compared to $698,516 for the three months ended February 28, 2007, reflecting a decrease of approximately $140,620, or 20%. This decrease for the three months ending February 29, 2008 is the result of the economic impact of the mortgage crisis and high gasoline prices which has caused a number of financial institutions to take a “wait and see” attitude regarding their spending on new construction, focusing instead on small remodeling projects, upgrading drive up systems and other new technologies. Banking equipment revenues increased approximately $52,833 or 3.3% for the nine months ending February 29, 2008 from the nine months ended February 28, 2007. Office equipment revenues increased approximately $80,039 or 40.6% for the nine months ending February 29, 2008 from the nine months ended February 28, 2007.

Cost of goods sold for the nine months ended February 29, 2008 were approximately $1,217,537 or 63% of net sales as compared to approximately $1,279,538, or 72% of net sales for the nine months ended February 28, 2007. Cost of goods sold for the three months ended February 30, 2008 was approximately $319,089, or 57% of net sales as compared to approximately $451,866, or 64% of net sales for the three months ended February 28, 2007. Gross profit increased during the nine months ending February 29, 2008 to approximately $704,732, or 37% of net sales as compared to the nine months ended February 28, 2007 of $509,858 or 29% of net sales. This increase in gross profit is primarily due to changes in pricing structures of new equipment.

Selling, general and administrative expenses were approximately $848,281, or 44% of net sales for the nine months ending February 29, 2008 as compared to approximately $714,698, or 40% of net sales for the nine months ended February 28, 2007 reflecting an increase of approximately $133,583. This increase is due primarily to additional professional services, employee salaries and compensation. Selling, general and administrative expenses were approximately $297,495, or 53% of net sales for the three months ending February 28, 2007 as compared to approximately $252,149, or 36% of net sales for the three months ended February 28, 2007 reflecting an increase of approximately $45,345.

As a result of the aforementioned, the Company incurred a net loss during the nine months ending February 29, 2008 of approximately $152,732, or 8% of net sales as opposed to a net loss of approximately $213,133, or 11% of net sales for the nine months ending February 28, 2007. For the three months ending February 29, 2008, the Company incurred a loss of approximately $58,688, or 11% of net sales as opposed to a net loss of approximately $7,450, or 1% of net sales for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through revenues from operations.

We had cash and cash equivalents of $207,331 and working capital of $248,989 at February 29, 2008. At February 29, 2008, the Company’s cash position had decreased by $149,992 from the year ended May 31, 2007. The decrease in cash was primarily caused by an increase in accounts receivable of $153,299 and a decrease in customer deposits of $141,333 which was partially offset by a decrease of $160,311 of inventory and an increase in accounts payable of $95,913. Our $350,000 revolving line of credit expired on November 7, 2007 and was not renewed as it had never been utilized.

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

Our ability to effect any of these strategies or to take any of these steps will depend on a number of factors including, but not limited to, our ability to generate sufficient cash flow or obtain sufficient capital on reasonable terms; our ability to locate and hire qualified personnel on satisfactory terms and conditions, the availability of attractive candidates for merger or acquisition on reasonable terms and conditions; continued demand for our products and services; our ability to withstand increased competitive pressures; and economic conditions within the financial services industry and within the markets we serve. There is no assurance that we will be able to meet any or all of our goals.

We believe that our available cash and cash from operations will be sufficient to satisfy our funding needs through at least February 28, 2009. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additions, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be substantially dilutive to stockholders, and debt financing, if available, may include restrictive covenants and also result in substantial dilution to stockholders. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance, become and remain competitive as well as the costs and timing of further expansion of sales and marketing. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.

CONTROLS AND PROCEDURES

(a)

DISCLOSURE CONTROLS AND PROCEDURES. As of February 29, 2008, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Vincent Buckman, the Company's President, CEO and CFO supervised and participated in this evaluation. Based on this evaluation, Mr. Buckman concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b)

CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting known to the Chief Executive Officer and Chief Financial Officer that occurred during the period covered by this report that have materially affected, or are likely to materially effect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

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

DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 17, 2008, The Banker’s Store, Inc. held its annual meeting of shareholders. The shareholders voted on (1) the election of five directors to terms ending in 2009, (2) the approval to amend the Certificate of Incorporation to increase the number of issued and outstanding common stock from 40,000,000 to 200,000,000, (3) to amend the Certificate of Incorporation to add 2,000,000 preferred stock, (4) to amend the Certificate of Incorporation to permit shareholder action by less than unanimous written consent, (5) to amend the Company’s Bylaws to allow securities to be issued in book entry form, and (6) the proposal to ratify the appointment of Marmann, Irons & Assoc. PC as the independent registered certified public accounting firm for 2008.

*	The election of directors proposed by the Board:	For	Withheld	Against	Abstain
	Paul D. Clark	12,876,380	—	—	—
	Vincent C. Buckman	12,876,380	—	—	—
	Samuel J. Stone	12,876,380	—	—	—
	Cynthia A. Hayden	12,876,380	—	—	—
	Roberta W. Clark	12,876,380	—	—	—
*	The approval of an Amendment to the Certificate of Incorporation to increase the number of authorized common shares from 40,000,000 to 200,000,000	12,876,380	—	—	—
*	The approval of an Amendment to the Certificate of Incorporation to add 2,000,000 preferred shares	12,876,380	—	—	—
*	The approval of an Amendment to the Certificate of Incorporation to permit shareholder action by less than unanimous written consent	12,876,380	—	—	—
*	The approval of an Amendment to the Company’s Bylaws to allow securities to be issued in book entry form.	12,876,380	—	—	—
*	The ratification of the appointment of Marmann, Irons & Assoc. PC, as independent public accountants for the fiscal year ending May 31, 2008.	12,876,380	—	—	—

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

a)

Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) of Vincent C. Buckman, CEO, CFO, and President
32.1	Certification of Vincent C. Buckman

FINANCIAL STATEMENTS

THE BANKER'S STORE, INC. AND SUBSIDIARIES

I N D E X

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS FEBRUARY 29, 2008 (UNAUDITED) AND MAY 31, 2007	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS NINE MONTHS ENDED FEBRUAY 29, 2008 AND 2007 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED FEBRUARY 29, 2008 AND 2007 (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5 - F-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

SIGNATURES

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 29, 2008 AND MAY 31, 2007

	February 29, 2008	May 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$207,331	$357,323

Accounts receivable, net of allowance for bad debts of $4,043	316,683	163,384

Inventories	507,326	667,637
Prepaid expenses and other current assets	66,770	106,848
Total current assets	1,098,110	1,295,192

Equipment and improvements, net	71,072	80,143
Other assets	4,182	20,467
Totals	$1,173,364	$1,395,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$2,346
Accounts payable and accrued expenses	185,759	89,845
Customer deposits	245,579	386,911
Note payable - principal stockholder	154,683	189,625
Accrued compensation - principal stockholder	263,100	263,100
Private placement funds in dispute	—	—
Total current liabilities	849,121	931,827

Long-term debt, net of current portion	—	—
Total liabilities	849,121	931,827

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 14,954,781 and 14,954,715 shares issued and outstanding	149,548	149,548
Additional paid-in capital	563,697	550,697
Less: treasury stock 2,000 shares (at cost)	(2,000)	(2,000)
Accumulated (deficit) earnings	(387,002)	(234,270)
Total stockholders' equity	324,243	463,975
Totals	$1,173,364	$1,395,802

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FEBRUARY 29, 2008 AND 2007

	Nine Months Ended February 29,		Three Months Ended February 29,
	2008	2007	2008	2007

Revenue	$1,922,269	$1,789,397	$557,896	$698,516

Cost of goods sold	1,217,537	1,279,538	319,089	451,866

Gross profit	704,732	509,859	238,807	246,650

Selling, general and administrative expenses	848,281	714,698	297,495	252,149

Income (loss) from operations	(143,549)	(204,839)	(58,688)	(5,499)

Other income (expense):
Interest and other income (expenses)	4,061	4,377	806	1,258
Interest expense	(13,244)	(12,671)	(5,265)	(3,209)

Total other income (expense):	(9,183)	(8,294)	(4,459)	(1,951)

Income before income tax provision	(152,732)	(213,133)	(63,147)	(7,450)

Income tax provision	—	—	—	—

Net income	$(152,732)	$(213,133)	$(63,147)	$(7,450)

Basic earnings (loss) per common share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Diluted earnings (loss) per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED FEBRUARY 29, 2008 AND 2007

	February 29,
	2008	2007

Operating activities
Net income (loss)	$(152,732)	$(213,134)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,137	19,039
Stock based compensation	13,000	7,222
Changes in operating assets and liabilities:
Accounts receivable	(153,299)	108,203
Inventories	160,311	(48,394)
Prepaid expenses and other current assets	56,364	(3,083)
Accounts payable and accrued expenses	95,913	55,378
Customer deposits	(141,333)	213,287
Net cash provided by operating activities	(106,639)	138,518

Investing activities
Capital expenditures, net of writeoffs	(6,066)	(13,177)
Net cash (used in) investing activities	(6,066)	(13,177)

Financing activities
Increase (decrease) in long-term debt, net	(2,346)	(5,927)
Loan payable - Borrowing from principal stockholder	(34,941)	1,483
Net cash provided by (used in) financing activities	(37,287)	(4,444)

Net increase in cash and cash equivalents	(149,992)	120,897

Cash and cash equivalents, beginning of period	357,323	354,688

Cash and cash equivalents, end of period	$207,331	$475,585

Supplemental disclosure of cash flow information:
Interest paid	$13,244	$12,652

Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of February 29, 2008 and the Company's results of operations and cash flows for the nine months ended February 29, 2008 and 2007. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2007 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2007.

The consolidated results of operations for the nine months ended February 29, 2008 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings (loss) per common share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period. The Company considers the stock options granted to the executives as potentially dilutive common shares outstanding during the period ended February 29, 2008. The weighted average numbers of shares for determining basic earnings per share were 14,954,781 in 2008. The weighted average numbers of shares for determining diluted earnings per share were 15,504,781 in 2008.

Note 3 - Income taxes:

The Company’s estimated federal and state income tax rate is 40 percent. Due to the uncertainties related to, among other things, the extent and timing of our future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $60,000 from the utilization of net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance during the nine months ending February 29, 2008. Deferred tax assets offset by a valuation allowance were approximately $204,000 offset by a valuation allowance of $184,000 as of February 28, 2007. Total deferred tax assets were approximately $270,000 which was offset by an equivalent valuation allowance as of February 29, 2008.

As a result of the corresponding increase in the valuation allowance and deferred tax assets of $60,000 during the nine months ended February 29, 2008, the Company did not recognize any income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in the periods.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Revenues and other related segment information follows for the nine months and three months ended February 29, 2008 and 2007:

THE BANKER'S STORE, INC. AND SUBSIDIARIES

DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

	Nine Months Ended February 2008			Nine Months Ended February 2007
	Banking Equipment	Office Equipment	Totals	Banking Equipment	Office Equipment	Totals

Revenues from external customers	$1,645,276	$276,993	$1,922,269	$1,592,443	$196,954	$1,789,397

Segment profit (loss)	(102,898)	(49,834)	(152,732)	(185,901)	(27,231)	(213,132)

Segment assets	$1,121,040	$52,324	$1,173,364	$1,416,594	$102,003	$1,518,597

	Three Months Ended February 29, 2008			Three Months Ended February 29, 2007
	Banking Equipment	Office Equipment	Totals	Banking Equipment	Office Equipment	Totals

Revenues from external customers	$496,621	$61,275	$557,896	$606,672	$91,844	$698,516

Segment profit (loss)	(46,785)	(16,362)	(63,147)	12,387	(19,837)	(7,450)

Segment assets	$1,121,040	$52,324	$1,173,364	$1,416,594	$102,003	$1,518,597

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANKER'S STORE, INC.

By:	/s/ VINCENT C. BUCKMAN
Vincent C. Buckman, President, CEO, CFO, and Director (Principal Executive and Financial Officer)

Date: April 14, 2008