Form 10KSB
period 2008-05-31
BANKERS STORE INC
filed 2008-08-29
CIK 27850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

ANNUAL REPORT UNDER SECTION 13 OR 15(D)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2008

 COMMISSION FILE NO.: 000-08880

THE BANKER'S STORE, INC.

(Exact Name of Registrant in its Charter)

NEW YORK	22-3755766
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1535 Memphis Junction Road, Bowling Green, KY 42101

(Address of Principal Executive Offices)

(270) 781-8453

 (Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of Act:

 Common Stock,  par value $.01 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) or the Exchange Act. ☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐   No ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

For the fiscal year ended May 31, 2008, the issuer's revenues were $2,424,468.

As of July 9, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $249,408. This aggregate market value is computed by reference to the last sale price of such common equity on such date.  As of July 9, 2008, the Registrant had 14,954,781 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Format Yes ☐    No ☒

ITEM 1.

DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

The Banker's Store, Inc. (the "Company") was established in 1968. It remained dormant for many years until we completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc., ("FBEE"), Kentucky corporations. We are now in the business of buying, selling, trading and refurbishing financial equipment (both new and pre-owned) for banks and other financial institutions. We also sell office equipment and furniture at retail. We market products throughout the United States primarily through direct sales to financial institutions and other distributors supported by our direct sales force and soliciting new contacts through our presence on the internet.  In May 1998, our company, which had no significant assets, liabilities, or operations at the time, completed the reverse acquisition of B.G. Banking Equipment, Inc., and Financial Building Equipment Exchange, Inc., which were two affiliated companies that had common ownership.

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

Pursuant to the June 2008 Board of Directors meeting, the Company expanded its Corporate Information Statement to pursue other lines of business including eCommerce, power, energy, transportation, and security.

Distribution Methods of Products and Services.

Sales of equipment and services are made directly to customers by our sales personnel.  Additionally, sales may be made by related companies and by several manufacturers and distributors that the Company fulfills.  The technical nature of our products requires direct contact with customers and their architects and building contractors. Most products are sold under contractual agreements on total price, terms and conditions.  Purchase agreements are required from customers.  We currently employ sales representatives who operate in Kentucky, Tennessee and bordering states who serve customers over the telephone, via internet, on location, and on a walk-in basis.

Competitive Conditions.

We know of other entities presently competing for the same geographic and business markets.  Some of the other entities, such as Diebold, have greater capital resources, better geographic presence, and better national marketing campaigns. Other entities cover similar markets but sell different manufacturers' products as a dealership, and are not as diversified in terms of product mix. We have an advantage in some areas with our pre-owned, in-house refurbished steel products and warehousing, transport and installation capabilities, which gives us a pricing advantage on many of the products required by banks.  Many of these products seldom change in style and pre-owned can be resold for less than the cost of a new product.  We also compete by allowing customer trade-ins, consignment, or purchasing of our customers' excess equipment. From time to time, we cooperate with competitors who, like us, are independent suppliers of banking equipment in fulfilling large orders or supplying each other with pieces of equipment that may otherwise be more difficult to locate.

A permanent display area is planned for our corporate offices.  We will display drive-up systems, other banking delivery systems, alarms, ATMs, check cashing equipment, other cash handling machines, and office furniture.   The showroom is expected to permit our customers to compare products from different manufacturers.  By appointment, our customers can bring drawings of upcoming projects and we will provide brochures, schematics and cut sheets for the architect or builder with complete specifications of all our products.

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

None.

Description of Research and Development Activities Over Last Two Years.

None.

Costs and Effects of Compliance with Environmental Laws.

None.

EMPLOYEES

As of July 9, 2008, we employed 15 full-time employees, and 1 part time employee.   Cynthia Hayden serves as interim President and corporate Secretary.  We have two persons employed in sales, two persons in administrative capacities, and one part time clerical worker. We also have four persons engaged in installation, and six in service activities in the field.

ITEM 2.

DESCRIPTION OF PROPERTY

We currently occupy approximately 32,000 square feet of office, warehouse, showroom and shop space which we lease from Paul D. Clark, former Chairman, pursuant to two separate leases.  We pay a monthly rental of $5,500, plus maintenance expenses, for 23,976 square feet of office and warehouse space, which is located at 1535 Memphis Junction Road, Bowling Green, Kentucky, pursuant to a three year lease agreement dated August 1, 1998, between Mr. Clark and the Company.  This lease has been renewed thru August 2008 on substantially the same terms. We also pay $2,420 per month, plus maintenance expenses, for the remainder of the space, primarily consisting of a showroom located at 370 Cal Batsel Road, Bowling Green, Kentucky, pursuant to a lease that has been extended thru September 2008.

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

Although we cannot predict the outcome of the litigation described above, we believe that the settlement in process will not have any material adverse effect on our consolidated financial statements in subsequent periods.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSNESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The principal market on which our Common Stock is traded is the OTC Bulletin Board. Our ticker symbol is BSTR.

The following table sets forth the high and low bid information for our Common Stock for each quarter, since August 31, 2006.  This information was received from the OTC Bulletin Board. As these are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

		High:	Low:
For the quarter ended:	August 31, 2006	$0.08	$0.06
	November 30, 2006	0.09	0.06
	February 28, 2007	0.35	0.09
	May 31, 2007	0.10	0.10
	August 31, 2007	0.05	0.10
	November 30, 2007	0.30	0.05
	February 28, 2008	0.15	0.06
	May 31, 2008	0.15	0.07

Holders of our Securities.

The approximate number of holders of record of our common Stock, as of July 9, 2008 was 577. This information was obtained from Continental Stock Transfer & Trust Company, our transfer agent.

Dividends.

No dividends have been paid on our Common Stock; we do not foresee paying any dividends on our stock in the immediate future.

Equity Compensation Plan Information

The following table provides a summary of the number of options granted under plans or agreements approved by our shareholders, the weighted average exercise price of those options and the number of shares remaining available for issuance as of May 31, 2008.

	Number of securities to be issued upon exercise of outstanding options	Weighted –Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	300,000 shares	$.07	950,000 shares(2)

 (1) Shareholders approved stock option agreements granted to the Company’s then President and Chief Executive Officer and the Company’s then Financial Officer with respect to a total of 550,000 shares at the Company’s annual meeting of shareholders held on January 11, 2007.  At the January 11, 2007 annual meeting, shareholders also approved the 2006 Stock Ownership Incentive Plan (“Plan”) which authorizes the grant of restricted stock and stock options with respect to a maximum of 950,000 shares.    During the fiscal year ended May 31, 2008 the Company’s then Financial Officer resigned and relinquished all rights to said stock option agreement.

(2) Although no options have been granted under the Plan, pursuant to employment agreements with the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer (“Employment Agreements”), the Company agreed to issue options in 2007 and 2008 under the Plan to the Company’s then President and Chief Executive Officer to purchase a total of an additional 245,455 shares of Common Stock, and to the Company’s then Chief Financial Officer to purchase a total of an additional 204,545 shares of Common Stock with an exercise price equal to fair market value on the date of grant.  See “2006 Stock Ownership Incentive Plan” below.

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

2006 Stock Ownership Incentive Plan

The Plan was approved by shareholders at the annual meeting of shareholders held on January 11, 2007.  The purpose of the Plan is to enhance the ability of the Company to secure and retain the services of qualified employees and non-employee directors and to provide incentives for such employees and non-employee directors to exert maximum efforts for the success of the Company.  The number of shares of Common Stock authorized for issuance under the Plan is 950,000 shares, subject to adjustment as provided in the Plan.  Full-time employees of the Company and its subsidiaries and non-employee directors of the Company are eligible to receive stock options and restricted stock under the Plan.  As of May 31, 2008, the Company had approximately 15 full-time employees, 1 part-time employee, and the Company had 3 non-employee directors.

The Employment Agreements provide for the following issuances of options under the Plan as of May 31, 2008:

Options to be granted - number of shares	Date of Grant	Recipient of Options
122,728	October 9, 2007	Vincent C. Buckman, President and Chief Executive Officer
122,727 (2)	October 9, 2008	Vincent C. Buckman, President and Chief Executive Officer
102,273 (1)	October 9, 2007	Samuel J. Stone, then Chief Financial Officer

(1)  In January 2008, Mr. Samuel J. Stone, the Company’s Chief Financial Officer resigned from the Company.    According to the “2006 Stock Ownership Incentive Plan” and Mr. Stone’s employment agreement, options will vest on the anniversary date of the grant.  However, since Mr. Stone did not complete the second year of his contract, these options will not vest.

(2) In July 2008, Mr. Vincent C. Buckman, the Company’s President and Chief Executive Officer resigned from the Company.  Accordingly, the options to be granted October 9, 2008 will not be granted.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

The Company did not purchase any of its securities during the fourth quarter of the fiscal year ended May 31, 2008.

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

We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including our ability to obtain new products at competitive prices, sources of quality used banking and banking related equipment and furniture at favorable prices, market acceptance of current or new products, delays, or inefficiencies, shipping problems, seasonal customer demand, the timing of significant orders, competition for customers and markets, competitive pressures on average selling prices and changes in the mix of products sold.

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

Because we have increased our operating expenses for personnel, our operating results have been adversely affected.   Activities supporting newly introduced products, new product development, entering new markets, and increasing sales personnel throughout the year are planned.  However, our operating results could continue to be adversely affected if our sales do not correspondingly increase or if our product development efforts are unsuccessful or are subject to delays.

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

Impairment losses on the inventory are recognized when events indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and all or a portion of such carrying value may not be recoverable.  The reserve was reduced by $870 in 2008.   We recognized $1,148 of impairment losses in 2007.

Income Taxes:

Deferred tax assets resulted from temporary differences attributable to allowance for doubtful accounts, slow-moving inventories, accrued officer salary and other temporary differences. Due to the uncertainties related to the extent and timing of our future taxable income, we have established a valuation allowance in prior periods.  In 2008 and 2007, we increased the valuation allowance in an amount equivalent to the deferred income tax benefit.

New Accounting Pronouncements:

The Company evaluated new accounting pronouncements and concluded that none of them had any potential impact on its financial position, results of operations or cash flows.

Related Party Transactions:

We have entered into two operating leases with our former Chairman, Paul D. Clark for the lease of an aggregate of approximately 32,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The leases provide for a monthly rent of $7,920 in the aggregate plus maintenance expenses. The leases expire in August and September 2008, respectively.

Contingencies:

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. The Company's cash balances with financial institutions, at times, may exceed the Federal Deposit Insurance Corporation insured limits. At May 31, 2008, the Company had cash and cash equivalent balances  that exceed federally insured limits in the amount of approximately $21,028.

The Company closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations.

Litigation:

Please see discussion of certain legal proceedings under Item 3.

Results of Operations

The following table sets forth operating data as a percentage of net sales:

	Twelve months ended		Three months ended
	May 31,		May 31,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	69.6%	72.5%	93.5%	74.8%

Gross profit	30.4%	27.5%	6.5%	25.2%

Selling, general and administrative expenses	43.3%	35.3%	40.2%	25.4%

Income (loss) from operations	-12.9%	-7.8%	-33.7%	-0.2%

Other	-0.4%	-0.4%	-0.2%	-0.3%

Income before income tax provision	-13.3%	-8.2%	-33.9%	-0.5%

Income tax provision	0.0%	0.0%	0.0%	0.0%

Net income (loss)	-13.3%	-8.2%	-33.9%	-0.5%

Results of Operations for the Years Ended May 31, 2008 and 2007.

Revenues were approximately $2,424,468 for the year ended May 31, 2008 as compared to approximately $2,622,010 for the year ended May 31, 2007 reflecting a decrease of approximately $197,542 or 8%.

Cost of goods sold and related expenses were $1,686,868 for the year ended May 31, 2008 as compared to approximately $1,902,046 for the year ended May 31, 2007 reflecting a decrease of approximately $215,178 or 11%.  This decrease and the corresponding decrease in revenues is principally a result of the decrease in spending by our core business of financial institutions.

Gross profit increased by approximately $17,636 during the year ended May 31, 2008 primarily due to advanced purchasing of new equipment to avoid incremental cost increases by our vendors due to rising fuel prices and rising costs of steel. Gross profit for the three months ended May 31, 2008 was $32,868 as compared to $246,650 for the three months ended May 31, 2007, reflecting a decrease of $213,782 or 87%.  The primary reason for this decrease was the sale of a new product line that was sold at an introductory price that carried a smaller gross profit ratio than our normal products.  This practice will not continue into the next quarter.

Selling, general and administrative expenses were approximately $1,050,235 for the year ended May 31, 2008 as compared to approximately $926,372 for the year ended May 31, 2007, reflecting an increase of approximately $123,863 or 13%. In part, this increase is due to the full year recognition of the CEO’s and the former CFO’s employment contracts.

As a result of the aforementioned, there was a net loss during the year ended May 31, 2008 of $322,830 as compared to net loss of approximately $217,523 for the previous fiscal year.

Liquidity and Capital Resources

We have financed our operations primarily through revenues from operations.

We had cash and cash equivalents of $149,365 and working capital of $74,325 at May 31, 2008.  Net cash and cash equivalents used by operations were $152,691, a decrease of approximately $183,074.

The decrease primarily resulted from a decrease in customer deposits of $81,796 and the loss from operations of $322,830.  Partially offsetting these was a decrease in inventories of $88,847; a decrease in prepaid expenses and other current assets of $44,387; an increase in accounts payable and other accruals of $47,796; and other net of $19,969.  The note payable to the principal stockholder was reduced in the amount of $47,106.  The Company has no other long-term debt outstanding.

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

We believe that our available cash, cash from operations and our ability to activate new credit arrangements will be sufficient to satisfy our funding needs through at least May 31, 2009. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our new products and products under consideration are successfully developed, gain market acceptance and become and remain competitive, the timing and results of regulatory actions in the banking industry, the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs. The failure by us to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7.

FINANCIAL STATEMENTS

THE BANKER’S STORE, INC. AND SUBSIDIARIES

INDEX

Page
Report of Independent Registered Public Accounting Firm	F-2

Condensed Consolidated:
Balance Sheets	F-3
May 31, 2008 and 2007

Statements of Operations
Years ended May 31, 2008 and 2007	F-4

Statements of Changes in Stockholder’s Equity
Years ended May 31, 2008 and 2007	F-5

Statements of Cash Flows
Years ended May 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of The Banker's Store, Inc. and Subsidiaries as of May 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Banker's Store, Inc. and Subsidiaries as of May 31, 2008 and 2007, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Marmann & Associates, PC

Sheffield, Alabama

July 31, 2008

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 31, 2008 AND 2007

ASSETS	2008	2007

Current Assets:
Cash and cash equivalents	$149,365	$357,323

Accounts receivable, net of allowance for bad debts of $4,043	131,820	163,384

Inventories	578,790	667,637
Prepaid expenses and other current assets	62,461	106,848

Total current assets	922,436	1,295,192

Equipment and improvements, net	69,181	80,143
Other assets	831	20,467

Totals	$992,448	$1,395,802

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$––	$2,346
Accounts payable and accrued expenses	137,377	89,845
Customer deposits	305,115	386,911
Note payable - principal stockholder	142,519	189,625
Accrued compensation - principal stockholder	263,100	263,100
Private placement funds in dispute	––	––

Total current liabilities	848,111	931,827

Long-term debt, net of current portion	––	––

Total liabilities	848,111	931,827

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; 200,000,000
shares authorized; 14,954,781 shares
issued and outstanding	149,548	149,548
Additional paid-in capital	553,889	550,697
Less: treasury stock 2,000 shares (at cost)	(2,000)	(2,000)
Accumulated (deficit) earnings	(557,100)	(234,270)

Total stockholders' equity	144,337	463,975

Totals	$992,448	$1,395,802

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

MAY 31, 2008 AND 2007

	Twelve Months Ended		Three Months Ended
	MAY 31,		MAY 31,
	2008	2007	2008	2007

Revenue	$2,424,468	$2,622,010	$502,199	$698,516

Cost of goods sold	1,686,868	1,902,046	469,331	451,866

Gross profit	737,600	719,964	32,868	246,650

Selling, general and administrative expenses	1,050,235	926,372	201,953	252,149

Income (loss) from operations	(312,635)	(206,408)	(169,085)	(5,499)

Other income (expense):
Interest and other income (expenses)	6,344	5,924	––	1,258
Interest expense	(16,539)	(17,039)	(1,013)	(3,209)

Total other income (expense):	(10,195)	(11,115)	(1,013)	(1,951)

Income before income tax provision	(322,830)	(217,523)	(170,098)	(7,450)

Income tax provision	––	––	––	––

Net income	$(322,830)	$(217,523)	$(170,098)	$(7,450)

Basic earnings (loss) per common share	$(0.02)	$(0.01)	$(0.01)	$(0.00)

Diluted earnings (loss) per share	$(0.02)	$(0.01)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

MAY 31, 2008 AND 2007

				Retained
				Earnings
	Common Stock		Additional	(Accum-
			Paid-in	ulated	Treasury
	Shares	Amount	Capital	Deficit)	Stock	Total

Balance May 31, 2003	14,947,215	$149,473	$497,216	$(175,372)	$––	$471,317
Net loss	––	––	––	(999)	––	(999)

Balance May 31, 2004	14,947,215	149,473	497,216	(176,371)	––	470,318
Shares issued	7,500	75	(75)	––	––	––
Treasury stock	––	––	––	––	(2,000)	(2,000)
Net income	––	––	––	101,061	––	101,061

Balance May 31, 2006	14,954,781	$149,548	$497,141	$(16,747)	$(2,000)	$627,942
Shares issued	––	––	––	––	––	––
Treasury stock	––	––	––	––	––	––
Private placement funds	––	––	42,000	––	––	42,000
Stock based compensation	––	––	11,556	––	––	11,556
Net income	––	––	––	(217,523)	––	(217,523)
Balance May 31, 2007	14,954,781	149,548	550,697	(234,270)	(2,000)	463,975

Shares issued	––	––	––	––	––	––
Treasury stock	––	––	––	––	––	––
Private placement funds	––	––	3,192	––	––	3,192
Stock based compensation	––	––	––	––	––	––
Net income	––	––	––	(322,830)	––	(322,830)

Balance May 31, 2008	14,954,781	$149,548	$553,889	$(557,100)	$(2,000)	$144,337

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

TWELVE MONTHS ENDED MAY 31,  2008 AND 2007

	MAY 31,
	2008	2007

Operating activities
Net income (loss)	$(322,830)	$(217,523)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	19,969	25,154
Stock based compensation	––	11,556
Changes in operating assets and liabilities:
Accounts receivable	31,564	122,753
Inventories	88,847	8,943
Prepaid expenses and other current assets	44,387	(79,299)
Accounts payable and accrued expenses	47,532	(51,630)
Customer deposits	(81,796)	210,429

Net cash (used in) operating activities	(152,691)	30,383

Investing activities
Capital expenditures, net of writeoffs	(9,008)	(10,431)

Net cash (used in) investing activities	(9,008)	(10,431)

Financing activities
Increase (decrease) in long-term debt, net	(2,346)	(7,651)
Loan payable - Borrowing from principal stockholder	(47,105)	(9,666)

Net cash provided by (used in) financing activities	(46,259)	(17,317)

Net increase in cash and cash
equivalents	(207,958)	2,635

Cash and cash equivalents, beginning of period	357,323	354,688

Cash and cash equivalents, end of period	$149,365	$357,323

Supplemental disclosure of cash flow information:
Interest paid	$16,539	$17,039

Income taxes paid	$––	$3,350

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

Inventories:

Inventory consists of new and used furniture and equipment primarily used in the banking industry.  Inventories are stated at the lower of cost or market utilizing the first-in, first-out method.  The Company reviews the inventory quarterly for obsolescence, and estimates an allowance.  The allowance for obsolete inventory was $36,148 and $35,278 as of May 31, 2007 and 2008, respectively.

Equipment and improvements:

Equipment and improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization have been provided utilizing the straight-line method over the estimated useful lives of the assets.

Advertising:

Advertising expenses are considered non-response costs and are expensed as incurred.  Total advertising expense was $16,462 in 2008 and $13,978 in 2007.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(concluded):

Net earnings (loss) per share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share are calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period.  The Company considered the share based compensation as described in Note 11 in the calculation of dilutive common shares outstanding during the year ended May 31 2007. The weighted average numbers of shares for determining basic earnings per share were 14,954,781in 2008 and 2007.  Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

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

NOTE 2 - EQUIPMENT AND IMPROVEMENTS:

Equipment and improvements consist of the following:

	Range of Estimated Useful Lives	2008	2007
Machinery and equipment	3 to 10 years	$52,825	$43,138
Transportation equipment	5 years	136,257	139,794
Computer equipment	5 years	23,190	20,332
Furniture and fixtures	5 years	1,267	1,267
Leasehold improvements	3 years	54,728	54,728
Totals		268,267	259,259
Less accumulated depreciation and amortization		199,086	179,116
Totals		$69,181	$80,143

Depreciation and amortization amounted to $19,969 and $25,154 for the years ended May 31, 2008 and 2007 respectively.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTE PAYABLE TO BANK:

The Company has a $350,000 revolving line of credit with borrowings bearing interest at .25% above the prime rate and guaranteed by the Company's principal stockholder. The line of credit expired on November 7, 2007., and was not renewed by the Company.

 NOTE 4 - LONG-TERM DEBT:

Long-term debt consists of the following notes that are collateralized by transportation equipment:

	2008	2007
6.5% notes, payable in monthly installments
of $310, including interest and maturing
September 2007	$––	$1,225

6% notes, payable in monthly installments
of $283, including interest and maturing
September 2007	––	1,121

Totals	––	2,346

Less current portion	––	2,346

Long-term portion	$––	$––

NOTE 5 – RELATED PARTY NOTE AND ACCRUED COMPENSATION:

The former Chairman and principal stockholder has an employment contract with the Company, renewable annually.  The contract provides for an annual salary of $12,000 plus health insurance and other benefits.  The Company has accrued compensation of $263,100 through May 31, 2008 and 2007, respectively, related to this contract.

The Company has a demand promissory note payable with interest accruing at 8.75% per annum with the former Chairman and principal stockholder in the amount $142,519 and $189,625 as of May 31, 2008 and 2007, respectively. The Chairman and principal stockholder has represented that he will not demand repayment of the note until the Company has sufficient resources to make the repayment.  The company began repaying principal on the promissory note in January 2007.

NOTE 6 - INCOME TAXES:

The provision for income taxes differs from the amounts computed using the Federal statutory rate of 34% as a result of the following:

	2008	2007
Expected provision at Federal statutory rate	(34)	(34)

Effect of state taxes, net of Federal income tax effect	(6)	(6)

Utilization of deferred tax assets	40	40

Decrease in deferred tax valuation	––	––

Effective tax rate	––%	––%

Due to the uncertainties related to the extent and timing of our future taxable income, we have established a total valuation allowance against deferred tax assets.   At May 31, 2007, the Company had $19,636 in deferred tax assets net of a valuation allowance, in order to recognize the benefit attributable to net operating loss carrybacks.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (concluded):

As of May 31, 2008 the Company has an unused net operating loss carry-forward balance of approximately $436,861 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires through 2027 and 2028.

The tax years 2005,2006, and 2007 remain subject to examination by tax authorities.

Significant components of the Company's deferred tax assets as of May 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryback	––	$19,636
Net operating loss carryforwards	179,474	55,364
Accrued officer salary	105,000	105,000
Depreciation	––	(1,000)
Inventory reserve	14,000	14,500
Other	3,500	3,500
	301,974	197,000
Valuation allowance for deferred tax assets	(301,974)	(177,364)
Deferred tax assets	$––	$19,636

NOTE 7 – LEASE OBLIGATIONS - RELATED PARTY:

The Company has entered into two operating leases with its Chairman and principal stockholder for the lease of an aggregate of 32,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The leases provide for a monthly rent of $7,920 plus applicable real estate taxes and maintenance expenses. The leases expire in August and September 2008, respectively.

Related rent expense amounted to $95,040 and $89,280 respectively for the years ended May 31, 2008 and 2007.

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

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONTINGENCIES (CONTINUED):

Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions to limit its credit exposure. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per depositor. The Company's cash balances with financial institutions, at times, may exceed the Federal Deposit Insurance Corporation insured limits. At May 31, 2008, the Company has cash and cash equivalent balances that exceed federally insured limits in the amount of approximately $21,028.

The Company closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit considerations.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's material financial instruments at May 31, 2008 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable and accounts payable, advances from principal stockholder and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair value because of their liquidity and/or their short-term maturities; (ii) long-term debt were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics and (iii) although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from the principal stockholder, because of the relationship of the Company and its stockholders, it believes that the carrying value of the advances approximates fair value.

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

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment disclosure information follows:

THE BANKER'S STORE, INC. AND SUBSIDIARIES

DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

	TWELVE MONTHS ENDED			TWELVE MONTHS ENDED
		MAY			MAY
		2008			2007
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals

Revenues from external customers	$2,040,473	$383,995	$2,424,468	$2,325,322	$296,688	$2,622,010

Intersegment revenues	-	-	-	-	-	-

Interest revenue	4,233	-	4,233	5,995	-	5,995

Interest expense	16,539	-	16,539	17,039	-	17,039

Net interest expense	12,306	-	12,306	11,043	-	11,043

Depreciation and amortization	18,957	1,012	19,969	24,435	719	25,154

Segment profit (loss)	(244,871)	(77,959)	(322,830)	(189,899)	(27,624)	(217,523)

Segment assets	$909,496	$82,952	$992,448	$1,294,827	$100,975	$1,395,802

NOTE 11 – SHARE BASED COMPENSATION

On January 11, 2007, the Company established a share based compensation plan, which is described below.  The compensation cost that has been charged against income was $11,556 for the year ended May 31, 2007, and $0 for the year ended May 31, 2008.  No income tax benefit was recognized during either year “See Note 6”. There were no options exercised and no effect on cash flows during the year ended May 31, 2007 or May 31, 2008.

2006 Stock Ownership Incentive Plan

The Plan was approved by shareholders at the annual meeting of shareholders held on January 11, 2007.  The purpose of the Plan is to enhance the ability of the Company to secure and retain the services of qualified employees and non-employee directors and to provide incentives for such employees and non-employee directors to exert maximum efforts for the success of the Company.  The number of shares of Common Stock authorized for issuance under the Plan is 950,000 shares, subject to adjustment as provided in the Plan.  Full-time employees of the Company and its subsidiaries and non-employee directors of the Company are eligible to receive stock options and restricted stock under the Plan.  As of May 31, 2008, the Company had approximately 15 full-time employees, 1 part-time employee, and the Company had 3 non-employee directors.

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

	Number of securities to be issued upon exercise of outstanding options	Weighted –Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	300,000 shares	$.07	950,000 shares(2)

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

Options to be granted - number of shares	Date of Grant	Recipient of Options
122,728	October 9, 2007	Vincent C. Buckman, President and Chief Executive Officer
122,727 (2)	October 9, 2008	Vincent C. Buckman, President and Chief Executive Officer
102,273 (1)	October 9, 2007	Samuel J. Stone, then Chief Financial Officer

(1)  In January 2008, Mr. Samuel J. Stone, the Company’s Chief Financial Officer resigned from the Company.    According to the “2006 Stock Ownership Incentive Plan” and Mr. Stone’s employment agreement, options will vest on the anniversary date of the grant.  However, since Mr. Stone did not complete the second year of his contract, these options will not vest.

(2)  In July 2008, Mr. Vincent C. Buckman, the Company’s President and Chief Executive Officer resigned from the Company.  Accordingly, the options to be granted October 9, 2008 will not be granted.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following data summarizes quarterly operating results.

		Year ended May 31, 2008
	August 31,	November 30,	February 28,	May 31,
	2007	2007	2008	2008	Totals

Revenues	$830,738	$533,635	$557,896	$502,199	$2,424,468

Cost of goods sold	548,547	349,901	319,089	469,331	1,686,868

Gross profit	282,191	183,734	238,807	32,868	737,600

Selling, general and administrative expenses	311,198	239,589	297,495	201,953	1,050,235

Income (loss) from operations	(29,007)	(55,855)	(58,688)	(169,085)	(312,635)

Other income (expense)	(2,068)	(2,655)	(4,459)	(1,013)	(10,195)

Income before income tax provision	(31,075)	(58,510)	(63,147)	(170,098)	(322,830)

Income tax provision	––	––	––	––	––

Net income (loss)	(31,075)	(58,510)	(63,147)	(170,098)	(322,830)

Basic earnings (loss) per common share	$––	$––	$(0.01)	$(0.01)	$(0.02)

Diluted earnings (loss) per common share	$––	$––	$(0.01)	$(0.01)	$(0.02)

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Vincent C. Buckman, our President and  Chief Executive Officer and Sam Stone, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of May 31, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered  public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.  Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our Annual Report for the year ended May 31, 2009.

(b) Internal controls. During the year ended May 31, 2008, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

PART III

The information required by Part III, with the exception of Item 13, is incorporated by reference to the Company’s definitive proxy statement for the 2008 annual meeting of stockholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

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

10.4

Employment Agreement between the Company and Samuel Stone (3)

10.5

2006 Stock Ownership Incentive Plan (4)

21.1

Subsidiaries of the Company. (1)

31.1

Certification Pursuant to Rule 13a-14(a) of Cynthia A. Hayden, President  & Director

32.1

Certification of Cynthia A. Hayden

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

The Banker's Store, Inc.

By:	/s/ Cynthia A. Hayden
Cynthia A. Hayden President & Director

Date:  August 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Cynthia A. Hayden	Dated: August 29, 2008
Cynthia A. Hayden
President & Director

/s/ Duane D. Hayden	Dated: August 29, 2008
Duane D. Hayden
Director

/s/ Joan Jolitz	Dated: August 29, 2008
Joan Jolitz
Director

/s/ Diane Uryasz	Dated: August 29, 2008
Diane Uryasz
Director

/s/ Allison Belcher	Dated: August 29, 2008
Allison Belcher
Director

/s/ Steve Wilson	Dated: August 29, 2008
Steve Wilson
Director