Form 10QSB
period 2008-08-31
BANKERS STORE INC
filed 2008-10-20
CIK 27850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

——————————

FORM 10-QSB

——————————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

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

Common stock, par value $0.01, 15,754,781 shares outstanding as of August 31, 2008.

THE BANKER'S STORE, INC.

FORM 10-QSB

AUGUST 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See financial statements beginning on page F-1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The matters discussed in this management's discussion and analysis or plan of operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results in its two operating segments could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed elsewhere in this quarterly report on Form 10-QSB. The Company disclaims any intent or obligation to update these forward-looking statements.

OVERVIEW

The Banker's Store, Inc. (the “Company") was established in 1968. It remained dormant for many years until it completed the acquisition of B.G. Banking Equipment, Inc., ("B.G. Banking") and Financial Building Equipment Exchange, Inc., ("FBEE"). These acquisitions introduced the Company to the business of buying, selling, refurbishing and trading new and refurbished financial equipment for banks and other financial institutions. Pursuant to the June 2008 Board of Directors resolution the Company expanded its Corporate Information Statement to pursue other lines of business including security, ecommerce, power, energy and transportation.  In conjunction with such change, the Company entered into an agreement in August 2008 with AFC Holdings, Inc. and subsidiaries that gave the Company the right to certain servicing and maintenance agreements, subcontracting rights, intellectual properties and associated personnel.  These assumptions of rights expanded the Company’s existing business lines to new markets; and introduced security integration and sophisticated access controls significantly altering both the business of the Company and its geographic footprint.  The Company markets products throughout the United States primarily through direct sales and other distributors supported by its direct sales force and soliciting new contacts through its presence on the Internet.

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

Operating results would also be adversely affected by a downturn in the market for the Company’s current and future products, order cancellations, or order rescheduling or remanufacturing or delays. The Company purchases and resells new merchandise and remanufactures and ships its other products shortly after receipt of orders. The Company has not developed a significant backlog for such products and does not anticipate developing a material backlog for such products in the future. The Company may not be able to sustain revenue growth on a quarterly or annual basis.

The Company has increased its operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets. The Company’s operating results have been and will continue to be adversely affected if sales do not correspondingly increase or if product development efforts are unsuccessful or are subject to delays.

During the quarter ended August 31, 2008, the Company agreed to the purchase of the Chesscom Consultant’s Inc. The Company continues the work necessary to reach a valuation for the purchase of Chesscom Consultants, Inc and the Company’s commons shares issued for such purchase.  At this time a third party valuation is being considered.  The purchase of Chesscom Consultant’s, Inc. was previously disclosed in the Form 8-K of June 18, 2008.  Until such time that the valuation is complete such assets of Chesscom Consultant’s Inc. and the Company’s common shares thus issued are not accounted for in the financial statements of the Company.  The transaction close is pending completion of the valuation.

SIGNIFICANT EVENTS

On August 19, 2008 the Company entered into an Agreement for the Servicing, Subcontracting and Assignment of the Rights to Certain Assets with AFC Holdings, Inc., and related subsidiaries Engage Technologies, Inc. and AFC Systems, Inc.  Pursuant to the Agreement the Company has increased its finance and banking business lines through significant new clients, added 13 new state markets, and added the new business lines of access controls and security integration inclusive of intellectual property and clients.  Further, the Company received the rights to the customers and clients; the maintenance and service agreements for ATMs, other financial institution services and access control systems. In exchange for such rights the Company agreed to a maximum payment of $135,000 and to issue warrants on common stock valued at a maximum of $400,000.  The closing of such transaction is to occur six months plus one day subsequent to August 19, 2008.

In August 2008, the Company issued 800,000 shares of common stock in settlement of the note payable of $138,405 and the accrued compensation of $263,100 attributable to the principal shareholder, Paul D. Clark, from prior years.  Such amounts totaled approximately $401,505.  This transaction resulted in a gain on extinguishment of debt amounting to $345,505.

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

Significant accounting estimates:

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2008 and as outlined in its previously filed Form 10-KSB have been applied consistently for the three months ended August 31, 2008.

Related party transactions:

The Company has entered into an operating lease with a principal stockholder, Paul Clark, for the lease of an aggregate of 25,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The lease provides for a monthly rent plus maintenance expenses and expires in August 2009.  Additionally, warehouse space approximating 7,000 square feet is leased month to month from Mr. Clark.

In August 2008, the Company issued 800,000 shares of common stock in settlement of the note payable of $138,405 and the accrued compensation of $263,100 attributable to the principal shareholder, Paul D. Clark, from prior years.  Such amounts totaled approximately $401,000.  This transaction resulted in a gain on extinguishment of debt amounting to $345,505.

Contingencies:

Litigation:

On March 7, 2000, the Company filed an action in the Supreme Court of the State of New York, County of New York, against Stamford Financial Consulting, Inc., Taurus International Investment, Inc., George C. Bergleitner, Jr., Alexander C. Brosda and Andrew Seim (the “New York Action”), seeking an amount of not less than $1.7 million for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of defendants’ books and records. The action arises out of B. G. Banking’s Confidential Private Placement Memorandum dated January 31, 1998, prepared by Stamford Financial, for the sale of 3,000,000 shares of B. G. Banking common stock at $1.00 per share. On April 5, 2000, defendant George C. Bergleitner served a counterclaim alleging that the Company failed to have 180,000 shares of stock transferred without any legal endorsement, pursuant to Rule 144(k) under the Securities Exchange Act of 1934, as amended. The counterclaim seeks damages of $900,000 based upon the value of the stock at the highest amount at which it traded, which is alleged to be $5.00 per share.

In December 2000, the court entered a default judgment against Taurus International Investment, Inc., Alexander C. Brosda and Andrew Seim leaving only George Bergleitner and his company, Stamford Financial to defend the lawsuit.

By order entered on May 4, 2001, the Court granted a motion filed by Stamford Financial Consulting, Inc. and George C. Bergleitner, to transfer the New York Action to the New York State Supreme Court, Delaware County, and the action is continuing there against these two defendants. The Company has filed a motion to dismiss the counterclaim.

On September 25, 2008, the parties agreed to resolve the dispute(s) through a confidential settlement agreement, with no admission of liability by either party.  The parties have filed a notice of dismissal of all actions referred to above with the Court.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the three months ended August 31, 2008 and 2007:

	Three months ended
	August 31,
	2008	2007
Net sales	100.0%	100.0%

Cost of goods sold	86.4%	66.0%

Gross profit	13.6%	34.0%

Selling, general and administrative expenses	53.2%	37.5%

Income (loss) from operations	-39.6%	-3.5%

Other	63.4%	-0.2%

Income before income tax provision	23.8%	-3.7%

Income tax provision	0.0%	0.0%

Net income (loss)	23.8%	-3.7%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AS COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2007.

Revenues were approximately $524,956 for the three months ending August 31, 2008 as compared to approximately $830,738 for the three months ended August 31, 2007 reflecting a decrease of approximately $305,782, or 36.8%. The decrease in revenues during the three months ending August 31, 2008 is due to the continued effect of economic slowdown in the financial industry.

Cost of goods sold for the three months ended August 31, 2008 were approximately $453,576 or 86.4% of net sales as compared to approximately $548,547 or 66% of net sales for the three months ended August 31, 2007.  Gross profit decreased during the three months ending August 31, 2008 to approximately $71,381, or 13.6% of net sales as compared to the three months ended August 31, 2007 of $282,190 or 34% of net sales. This decrease in gross profit is primarily related to the expansion into the Florida market with the aforementioned agreement with AFC Holdings, Inc.

Selling, general and administrative expenses were approximately $279,476, or 53% of net sales for the three months ending August 31, 2008 as compared to approximately $311,198, or 37% of net sales for the three months ended August 31, 2007 reflecting a decrease of approximately $31,722.  This decrease is due primarily to a reduction of compensation.

Other income for the three month period ended August 31, 2008 was an increase of $332,598, as opposed to a decrease of $2,068 from the prior year period of August 31, 2007 due to a gain on extinguishment of debt to the principal stockholder.

As a result of the aforementioned, the Company incurred a net gain during the three months ending August 31, 2008 of approximately $190,554, as opposed to a net loss of approximately $31,075 for the three months ending August 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through internal cash flows from operations.

The Company had cash and cash equivalents of $109,749 and working capital of $263,861 at August 31, 2008. At August 31, 2008, the Company’s working capital had increased by $189,536 from the year ended May 31, 2008. The increase in working capital was primarily caused by a retirement of a note payable and accrued compensation regarding the principal shareholder in exchange for common stock.

The Company’s desire to expand its customer base, enter additional markets and introduce new lines of business was partially achieved during the quarter ended August 31, 2008.  The Company will continue evaluating opportunities to grow and expand through mergers or acquisitions, and may hire additional sales personnel in order to reach potential customers in new markets and additional customers in existing markets.

The Company’s ability to effect any of these strategies or to take any of these steps will depend on a number of factors including, but not limited to, the Company’s ability to generate sufficient cash flow or obtain sufficient capital on reasonable terms; the Company’s ability to locate and hire qualified personnel on satisfactory terms and conditions, the availability of attractive candidates for merger or acquisition on reasonable terms and conditions; continued demand for the Company’s products and services; the Company’s ability to withstand increased competitive pressures; and economic conditions within the industries and markets the Company now serves. There is no assurance that the Company will be able to meet any or all of its goals.

The Company believes that its available cash and cash from operations will be sufficient to satisfy the Company’s funding needs through at least August 31, 2009. However, if cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additions, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be substantially dilutive to stockholders, and debt financing, if available, may include restrictive covenants and also result in substantial dilution to stockholders. The Company’s future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company’s new products and products under consideration are successfully developed, gain market acceptance, become and remain competitive as well as the costs and timing of further expansion of sales and marketing. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  DISCLOSURE CONTROLS AND PROCEDURES. As of May 31, 2008, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Cynthia Hayden, the Company's President, supervised and participated in this evaluation. Based on this evaluation, Ms. Hayden concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b)  CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting known to the President that occurred during the period covered by this report that have materially affected, or are likely to materially effect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company’s ongoing legal proceedings which began in March of 2000 against Stamford Financial Consulting, Inc. and George C. Bergleitner, Jr. have been settled.  On September 25, 2008, the parties agreed to resolve the dispute(s) through a confidential settlement agreement, with no admission of liability by either party.  The parties have filed a notice of dismissal of all actions referred to above with the Court.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

a)Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) of Cynthia A. Hayden, President
31.2	Certification of Cynthia A. Hayden
32.1	Certification Pursuant to Rule 13a-14(a) of David A. Nail, CFO
32.2	Certification of David A. Nail

7

FINANCIAL STATEMENTS

THE BANKER'S STORE, INC. AND SUBSIDIARIES

I N D E X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AUGUST 31, 2008 (UNAUDITED) AND MAY 31, 2008	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 2008 AND 2007 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED AUGUST 31, 2008 AND 2007 (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5 - F-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

SIGNATURES

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2008 (Unaudited) AND MAY 31, 2008

	AUGUST 31,	MAY 31,
ASSETS	2008	2008

Current Assets:
Cash and cash equivalents	$109,749	$149,365

Accounts receivable, net of allowance for bad debts of $4,043	147,853	131,820

Inventories	568,807	578,790
Prepaid expenses and other current assets	85,899	62,461

Total current assets	912,308	922,436

Equipment and improvements, net	70,788	69,181
Other assets	831	831

Totals	$983,927	$992,448

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt	$-	$-
Accounts payable and accrued expenses	371,230	137,377
Customer deposits	277,216	305,115
Note payable - principal stockholder	-	142,519
Accrued compensation - principal stockholder	-	263,100

Total current liabilities	648,446	848,111

Long-term debt, net of current portion	-	-

Total liabilities	648,446	848,111

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; 200,000,000
shares authorized; 15,754,781 shares
issued and outstanding	157,548	149,548
Additional paid-in capital	612,529	553,889
Less: treasury stock 2,000 shares (at cost)	(2,000)	(2,000)
Accumulated (deficit) earnings	(432,596)	(557,100)

Total stockholders' equity	335,481	144,337

Totals	$983,927	$992,448

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AUGUST 31, 2008  AND 2007  (Unaudited)

	THREE MONTHS ENDED
	AUGUST 31,
	2008	2007
Revenue	$524,956	$830,738

Cost of goods sold	453,576	548,547

Gross profit	71,380	282,191

Selling, general and administrative expenses	279,476	311,198

Income (loss) from operations	(208,096)	(29,007)

Other income (expense):
Interest income (expenses)	241	2,027
Interest expense	(2,508)	(4,095)
Gain on extinguishment of debt to princial stockholder	334,865

Total other income (expense):	332,598	(2,068)

Income before income tax provision	124,502	(31,075)

Income tax provision	-	-

Net income	$124,502	$(31,075)

Basic earnings (loss) per common share	$0.01	$(0.00)

Diluted earnings (loss) per share	$0.01	$(0.00)

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED AUGUST 31, 2008 AND 2007 (Unaudited)

	AUGUST 31,
	2008	2007
Operating activities
Net income (loss)	$124,502	$(31,075)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	5,015	5,149
Stock based compensation	-	4,333
Changes in operating assets and liabilities:
Accounts notes and contracts receivable	(16,032)	(130,350)
Inventories	9,982	14,506
Prepaid expenses and other current assets	(23,437)	46,876
Accounts payable and accrued expenses	233,853	147,112
Customer deposits	(27,899)	(138,629)

Net cash (used in) operating activities	305,984	(82,078)

Investing activities
Capital expenditures, net of writeoffs	(6,621)	(6,065)

Net cash (used in) investing activities	(6,621)	(6,065)

Financing activities
Increase (decrease) in long-term debt, net	-	(1,781)
Proceeds from long-term debt	-	-
Loan payable - Borrowing from principal stockholder	(405,619)	(11,394)
Common stock issued	8,000	-
Purchase of Treasury stock		-
Additional paid in capital	58,640	-

Net cash provided by (used in) financing activities	(338,979)	(13,175)

Net decrease in cash and cash
equivalents	(39,616)	(101,318)

Cash and cash equivalents, beginning of period	149,365	357,323

Cash and cash equivalents, end of period	$109,749	$256,005

Supplemental disclosure of cash flow information:
Interest paid	$2,508	$4,095

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of August 31, 2008 and the Company's results of operations and cash flows for the three months ended August 31, 2008 and 2007. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2008 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2008.

The consolidated results of operations for the three months ended August 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings (loss) per common share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period. The weighted average numbers of shares for determining basic earnings per share were 15,754,781 in 2008. The weighted average numbers of shares for determining diluted earnings per share were 15,754,781 in 2008.

Note 3 - Income taxes:

The Company’s estimated federal and state income tax rate is 40 percent. Due to the uncertainties related to, among other things, the extent and timing of the Company’s future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $50,000 from the utilization of net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance during the three months ending August 31, 2008. Total deferred tax assets were approximately $197,000 which was offset by an equivalent valuation allowance as of August 31, 2008.

As a result of the corresponding decrease in the valuation allowance and deferred tax assets of $50,000 during the three months ended August 31, 2008, the Company did not recognize any income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in the periods.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 4 - Contingencies:

Litigation:

On March 7, 2000, the Company filed an action in the Supreme Court of the State of New York, County of New York, against Stamford Financial Consulting, Inc., Taurus International Investment, Inc., George C. Bergleitner, Jr., Alexander C. Brosda and Andrew Seim (the “New York Action”), seeking an amount of not less than $1.7 million for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of defendants’ books and records. The action arises out of B. G. Banking’s Confidential Private Placement Memorandum dated January 31, 1998, prepared by Stamford Financial, for the sale of 3,000,000 shares of B. G. Banking common stock at $1.00 per share. On April 5, 2000, defendant George C. Bergleitner served a counterclaim alleging that the Company failed to have 180,000 shares of stock transferred without any legal endorsement, pursuant to Rule 144(k) under the Securities Exchange Act of 1934, as amended. The counterclaim seeks damages of $900,000 based upon the value of the stock at the highest amount at which it traded, which is alleged to be $5.00 per share.

In December 2000, the court entered a default judgment against Taurus International Investment, Inc., Alexander C. Brosda and Andrew Seim leaving only George Bergleitner and his company, Stamford Financial to defend the lawsuit.

By order entered on May 4, 2001, the Court granted a motion filed by Stamford Financial Consulting, Inc. and George C. Bergleitner, to transfer the New York Action to the New York State Supreme Court, Delaware County, and the action is continuing there against these two defendants. The Company filed a motion to dismiss the counterclaim.

On September 25, 2008, the parties agreed to resolve the dispute(s) through a confidential settlement agreement, with no admission of liability by either party.  The parties have filed a notice of dismissal of all actions referred to above with the Court.

Note 5 - Segment information:

The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment sales, cost of goods sold, gross margins and inventories in the same format reviewed by the Company's management (the "management approach"). The Company has two reporting segments: "Banking Equipment", "Office Equipment." The Banking Equipment segment is comprised of the operations connected with the buying, selling and trading of new and refurbished financial equipment for banks and other financial institutions. The Office Equipment segment is comprised of buying and selling office equipment and supplies.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Revenues and other related segment information follows for the three months ended August 31, 2008 and 2007:

THE BANKER'S STORE, INC. AND SUBSIDIARIES

DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

	THREE MONTHS ENDED			THREE MONTHS ENDED
	AUGUST			AUGUST
	2008			2007
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals
Revenues from external customers	$470,838	$54,118	$524,956	$696,906	$133,832	$830,738

Segment profit (loss)	134,599	(10,097)	124,502	(25,739)	(5,336)	(31,075)

Segment assets	$916,946	$66,980	$983,926	$1,275,723	$88,647	$1,364,370

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANKER'S STORE, INC.

	By:	/s/ Cynthia A. Hayden
Cynthia A. Hayden, President and Director
Dated : October 20, 2008

8