Form 10-Q
period 2008-11-30
BANKERS STORE INC
filed 2009-01-21
CIK 27850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

——————————
FORM 10-Q
——————————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).

Yes   ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $0.01, 15,754,781 shares outstanding as of November 30, 2008.

THE BANKER'S STORE, INC.

FORM 10-Q

NOVEMBER 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See financial statements beginning on page F-1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this management's discussion and analysis or plan of operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results in its two operating segments could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed elsewhere in this quarterly report on Form 10-Q. The Company disclaims any intent or obligation to update these forward-looking statements.

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

On June 11, 2008, the Company entered into an Acquisition Agreement and Plan of Merger with Chesscom Consultants, Inc. ("Chesscom") that contemplated the merger of Chesscom with and into the Company in exchange for 12 million shares of Company common stock.  This transaction has not yet been completed due to a continuing evaluation of certain questions regarding the value of the assets of Chesscom, the structure of the transaction, and various other related issues.  The holders of a majority of the outstanding shares of common stock of the Company have raised various concerns regarding the proposed Chesscom transaction and have determined that the transaction is not in the best interests of the Company.  On January 15, 2009, the majority stockholders executed a written consent action providing for the removal of Steven K. Wilson, Joan Jolitz, and Allison Belcher from the board of directors of the Company.  Such written consent action states that the majority stockholders believe that such removal is necessary to prevent these three directors from causing the Company to complete the Chesscom transaction.  The removal of the directors will be effective 20 days after the delivery to the Company's shareholders of an SEC-filed Information Statement relating to the consent action.  As a result, although the agreement with Chesscom has not yet been terminated, management does not believe that the transaction will ultimately be completed.  On July 12, 2008, 12 million shares of Company common stock were issued purportedly pursuant to the Chesscom transaction, although management believes that these shares were prematurely issued because the Chesscom transaction had not been completed, and management intends to evaluate the Company's rights with respect to pursuing the return of those shares.  Therefore, the Company's financial statements included in this report on Form 10-Q do not reflect the issuance of those shares, as such shares are not "validly issued" under New York corporate law

The consulting agreement dated May 1, 2008 between the company and ZBI of Michigan and Woodmoor Associates, LLC was not renewed and was terminated at the end of the six month contractual period.

GOING CONCERN

We have experienced significant operating losses over the last 18 months. Our net operating loss for the six months ended November 30, 2008 was $718,750 and for the prior fiscal year ended May 31, 2008 was $312,635, respectively.  The Company has experienced losses from continuing operations during the last two quarters and for the prior fiscal year and has an accumulated deficit of $943,719 as of November 30, 2008.  Net cash used for continuing operations for the six month period ended November 30, 2008 was negative $519,827 and for the prior fiscal year ending May 31, 2008 was negative $152,691.  As of November 30, 2008, the Company’s cash is negative and the only principal source of liquidity is $802,033 of trade accounts receivable.  Such conditions raise substantial doubt that the Company will be able to continue as a going concern.  These operating results occurred while the Company was completing the business combination and was transitioning and combining the two operating divisions in Florida and Kentucky.  The Company is taking measures to increase revenues, continue to reduce operating costs, and generate positive cash flows from operations.

We are seeking additional sources of capital and actively seeking to restructure and/or modify existing indebtedness.  The amount of funding that we seek and the timing of such fundraising efforts will depend on the extent to which we are able to increase revenues through obtaining additional purchase orders for our products and/or the extent to which we can restructure or modify our debt.  We cannot guarantee that adequate funds will be available when needed, and if we do not receive sufficient capital, we may be required to alter or reduce the scope of our operations.

SIGNIFICANT EVENTS

On August 19, 2008 the Company entered into a business combination with AFC Holdings, Inc. and related subsidiaries and AFC Systems, Inc.  The Company entered into an Agreement for the Servicing, Subcontracting and Assignment of the Rights to Certain Assets with AFC Holdings, Inc., and related subsidiaries.  Pursuant to the Agreement the Company has increased its finance and banking business lines through significant new clients, added 13 new state markets, and added the new business lines of access controls and security integration inclusive of intellectual property and clients.  Further, the Company received the rights to the customers and clients; the maintenance and service agreements for ATMs, other financial institution services and access control systems. In exchange for such rights the Company agreed to a maximum payment of $135,000 and to issue warrants on common stock valued at a maximum of $400,000.

The Company has recorded the transaction with AFC Holdings, Inc, and related subsidiaries as a business combination.  The Company acquired a small amount of immaterial assets primarily furniture, fixture, and computers however the Company did not acquire any stock or equity nor assume any liabilities or contingencies.  The Company recorded in Other Assets approximately $521,282 of Goodwill associated with the business combination and determined that the Goodwill had a finite life of five years.  The Company has used this five-year life as the amortization period and therefore has recognized in this 10Q for period ending November 30, 2008 three months of amortization of goodwill in the amount of $26,064 which is reflected in the General and Administrative Expense line of the Statement of Operations.

Below is a forecasted Statements of Operations for the three month and six month periods ending November 30, 2008 and 2007, respectively and for the 12 month period ended May 31, 2009 which incorporates the Company’s actual financial results for those periods.  This forward looking statement should not be relied upon as achievable results due the many factors affecting the Company and its operations.  The Company disclaims any intent or obligation to update these forward-looking statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

FORECASTED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER, 2008 AND 2007 (UNAUDITED)

	THREE MONTHS ENDED NOVEMBER 30,
	2008	2007

Revenue	$1,455,898	$4,213,546

Income (loss) from operations	(510,656)	(182,255)

Net income	$(511,123)	$(167,685)

Basic earnings (loss) per common share	$(0.03)	$(0.01)

Diluted earnings (loss) per share	$(0.03)	$(0.01)

THE BANKER'S STORE, INC. AND SUBSIDIARIES

FORECASTED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED NOVEMBER, 2008 AND 2007 (UNAUDITED)

	SIX MONTHS ENDED NOVEMBER 30,
	2008	2007

Revenue	$4,080,579	$4,124,667

Income (loss) from operations	(739,747)	64,119

Net income	$(407,616)	$47,557

	$(0.03)	$0.00

Diluted earnings (loss) per share	$(0.03)	$0.00

THE BANKER'S STORE, INC. AND SUBSIDIARIES

FORECASTED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE TWELVE MONTH PERIOD ENDED MAY 31, 2009 (UNAUDITED)

TWELVE MONTHS ENDED MAY 31, 2009

Revenue	$4,730,855

Income (loss) from operations	$(998,897)

Net income	$(673,056)

Basic earnings (loss) per common share	$(0.05)

Diluted earnings (loss) per share	$(0.04)

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND CONTINGENCIES:

Significant accounting estimates:

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2008 and as outlined in its previously filed Form 10-KSB have been applied consistently for the six months ended November 30, 2008.

Related party transactions:

The Company has entered into an operating lease with a principal stockholder, Paul Clark, for the lease of an aggregate of 25,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The lease provides for a monthly rent plus maintenance expenses and expires in August 2009.

Contingencies:

Litigation:

The Company has been served with a lawsuit by Woodmoor and Associates, LLC (“Woodmoor”) whereby Woodmoor contends the Company owes Woodmoor $150,000 related to an alleged note payable.  On or about October 1, 2008 Woodmoor loaned the Company $150,000 to be used for working capital.  The Company does not dispute the existence of the loan or the amount thereof.  Woodmore alleges that the loan was due on demand, but the Company believes that the payment schedule, or any other loan terms and conditions, were ever agreed upon.  Until this matter is resolved, the Company has recorded this loan in the financials of the Company as a Note Payable to consultant.  The Company has secured counsel to represent the Company in this matter

The Company has been served with a lawsuit by Fortis Security (“Fortis”), whereby Fortis contends the Company owes Fortis an outstanding balance of $6,804 related to various equipment purchases.  The Company does not dispute that this amount is owed to Fortis and expects to have the outstanding balance resolved within the next 90 days.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the six months and three month periods ended November 30, 2008 and 2007:

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	97.7%	65.9%	101.8%	65.6%

Gross profit	2.3%	34.1%	-1.8%	34.4%

Selling, general and administrative expenses	38.6%	40.4%	33.3%	44.9%

Income (loss) from operations	-36.3%	-6.3%	-35.1%	-10.5%

Other	16.8%	-0.3%	0.0%	-0.5%

Income before income tax provision	-19.5%	-6.6%	-35.1%	-11.0%

Income tax provision	0.0%	0.0%	0.0%	0.0%

Net income (loss)	-19.5%	-6.6%	-35.1%	-11.0%

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED NOVEMBER 30, 2008 AS COMPARED TO THE SIX AND THREE MONTHS ENDED NOVEMBER 30, 2007

Revenues were approximately $1,980,855 for the six months ending November 30, 2008 as compared to approximately $1,364,372 for the six months ended November 30, 2007 reflecting an increase of approximately $616,483, or 45%.  The increase in revenues during the six months ending November 30, 2008 is the result of the Company’s business expansion with a Tampa, Florida office specializing in the sales, service, and support of financial institution equipment and diversifying into the access control and integration market.  The revenues for the three months ending November 30, 2008 were $1,455,898 as compared to $533,635 for the three months ended November 30, 2007, reflecting an increase of approximately $922,263, or 172.8%.  This increase for the three months ending November 30, 2008 is the direct result of increased equipment sales due to the additional sales driven from the Tampa, Florida office.

Cost of goods sold for the six months ended November 30, 2008 were approximately $1,935,782, or 97.7% of net sales as compared to approximately $898,448, or 65.9% of net sales for the six months ended November 30, 2007.  Cost of goods sold for the three months ended November 30, 2008 was approximately $1,482,207, or 101.8% of net sales as compared to approximately $349,901, or 65.6% of net sales for the three months ended November 30, 2007.  The Company has experienced a decline in Gross Profit of approximately $420,851 for the six months period ended November 30, 2008 as compared to the prior six month period ended November 30, 2007.  Gross Profit was $45,073 and $465,924 for the six month periods ending November 30, 2008 and 2007, respectively.  The decline in Gross Profit is primarily due to the Company incurring transitional costs associated with the acquisition of the work in progress and service contracts related to the Tampa, Florida office and to the Company incurring transitional material costs that did not ultimately result in recognized revenues.

Selling, general and administrative expenses were approximately $763,823, or 38.6% of revenues for the six months ending November 30, 2008 as compared to approximately $550,786, or 40.4% of revenues for the six months ended November 30, 2007 reflecting an increase of approximately $213,037.  Selling, general and administrative expenses were approximately $484,347, or 33.3% of revenues for the three months ending November 30, 2008 as compared to approximately $239,589, or 44.9% of revenues for the three months ended November 30, 2007 reflecting an increase of approximately $244,758.  This increase is due to the additional staff added at the Tampa, Florida office which includes three people in sales, ten people in the installation department, twelve people in service and nine office personnel.

As a result of the aforementioned, the Company incurred a net loss from operations during the six months ending November 30, 2008 of approximately $718,750 as opposed to a net operating loss of approximately $84,862 for the six months ending November 30, 2007.  For the three months ending November 30, 2008, the Company incurred a net operating loss of approximately $510,656 as opposed to a net operating loss of approximately $55,855 for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through internal cash flows from operations.

The Company had bank overdrafts of $10,047 and negative working capital of $769,673 at November 30, 2008. At November 30, 2008, the Company’s working capital had decreased by $843,998 from the year ended May 31, 2008. The decrease in working capital was primarily caused by the additional expenditures associated with the acquisition of the Tampa, Florida office.

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

The Company believes that its available cash and cash from operations will be sufficient to satisfy the Company’s funding needs through at least November 30, 2009. However, if cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additions, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be substantially dilutive to stockholders, and debt financing, if available, may include restrictive covenants and also result in substantial dilution to stockholders. The Company’s future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company’s new products and products under consideration are successfully developed, gain market acceptance, become and remain competitive as well as the costs and timing of further expansion of sales and marketing. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks in conducting the business of the Company, and we anticipate that this exposure will increase as a result of our planned growth.  In an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so.  These may take the form of forward sales contracts, option contracts, foreign currency exchange contracts, and interest rate swaps.

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  In accordance with the final Release No. 33-8934 by the Security and Exchange Commission, which requires companies that are non-accelerated filers to include in their annual reports an attestation report of their independent auditors on internal control over financial reporting for fiscal years ending on or after December 15, 2009, the Company has concluded that based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of November 30, 2008, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls.  During the quarter ended November 30, 2008, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been served with a lawsuit by Woodmoor and Associates, LLC (“Woodmoor”) whereby Woodmoor contends the Company owes Woodmoor $150,000 related to an alleged note payable.  On or about October 1, 2008 Woodmoor loaned the Company $150,000 to be used for working capital.  The Company does not dispute the existence of the loan or the amount thereof.  Woodmore alleges that the loan was due on demand, but the Company believes that the payment schedule, or any other loan terms and conditions, were ever agreed upon.  Until this matter is resolved, the Company has recorded this loan in the financials of the Company as a Note Payable to consultant.  The Company has secured counsel to represent the Company in this matter

The Company has been served with a lawsuit by Fortis Security (“Fortis”), whereby Fortis contends the Company owes Fortis an outstanding balance of $6,804 related to various equipment purchases.  The Company does not dispute that this amount is owed to Fortis and expects to have the outstanding balance resolved within the next 90 days.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On January 15, 2009, stockholders of the Company holding more than a majority of the outstanding common stock of the Company (the "Majority Stockholders") executed a written consent action (the "Consent Action") providing for the removal of Steven K. Wilson, Joan Jolitz, and Allison Belcher (the "Removed Directors") from the Company's Board of Directors.  The Consent Action states that the Majority Stockholders have resolved to remove the Removed Directors from the Board because the Majority Stockholders believe it is necessary to do so  to prevent the Removed Directors, who comprise a majority of the Board, from causing the Company to complete a transaction involving the acquisition of Chesscom Consultants, Inc. ("Chesscom").

On June 11, 2008, the Company entered into an Acquisition Agreement and Plan of Merger with Chesscom that contemplated the merger of Chesscom with and into the Company in exchange for 12 million shares of Company common stock (the "Chesscom Agreement").  Joan Jolitz is the sole stockholder of Chesscom, and Allison Belcher is the stepdaughter of Ms. Jolitz.  According to the Consent Action, following the execution of the Chesscom Agreement, the Majority Stockholders examined the documentation, facts, and circumstances relating to the proposed Chesscom transaction and communicated a variety of concerns and potential problems regarding the transaction to the Company's Board of Directors.  Thereafter, according to the Consent Action, neither the Removed Directors nor their counsel responded directly to the Majority Stockholders regarding these concerns, and the Removed Directors became adversarial and attempted to force the Company to complete the Chesscom transaction.  The Consent Action states that the Majority Stockholders believe that the removal of the Removed Directors is necessary to prevent the completion of the Chesscom transaction and that the removal is therefore advisable and in the best interest of the Company's stockholders.   The Company intends to file a Schedule 14C Information Statement with the SEC regarding the Consent Action and to deliver the same to the Company's stockholders, and it is currently anticipated that the removal of the Removed Directors will be effective within 20 days following the mailing of the Schedule 14C Information Statement to the Company's stockholders.  The Consent Action was signed by Paul Clark and Roberta Clark.

ITEM 6.  EXHIBITS

a)Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) of Cynthia A. Hayden, President
31.2	Certification of Cynthia A. Hayden
32.1	Certification Pursuant to Rule 13a-14(a) of David A. Nail, CFO
32.2	Certification of David A. Nail

FINANCIAL STATEMENTS

THE BANKER'S STORE, INC. AND SUBSIDIARIES

I N D E X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS NOVEMBER 30, 2008 (UNAUDITED) AND MAY 31, 2008	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-5 - F-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

SIGNATURES

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2008 (UNAUDITED) AND MAY 31, 2008

	NOVEMBER 30,	MAY 31,
	2008	2008
ASSETS

Current Assets:
Cash and cash equivalents	$-	$149,365

Accounts receivable, net of allowance for bad debts of $4,043	802,033	131,820
Costs and estimated earning in excess of billings	369,713	-
Inventories	480,377	578,790
Prepaid expenses and other current assets	90,995	62,461

Total current assets	1,743,118	922,436

Equipment and improvements, net	93,032	69,181
Other assets, inlcuding Goodwill, net of amortization	500,999	831

Totals	$2,337,149	$992,448

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank Overdrafts	$10,047	$-
Accounts payable and accrued expenses	1,089,552	137,377
Customer deposits	247,097	305,115
Deferred Service Contracts	8,718	-
Note payable - principal stockholder	-	142,519
Note payable - AFC Holdings, Inc.	535,000	-
Note payable - consultant	150,000	-
Accrued compensation - principal stockholder	-	263,100
Short Term Debt - Funding Company	58,363	-
Billings in excess of costs and estimated earnings	414,014	-

Total current liabilities	2,512,791	848,111

Total liabilities	2,512,791	848,111

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; 200,000,000 shares authorized; 15,754,781 shares issued and outstanding	157,548	149,548
Additional paid-in capital	612,529	553,889
Less: treasury stock 2,000 shares (at cost)	(2,000)	(2,000)
Accumulated (deficit) earnings	(943,719)	(557,100)

Total stockholders' equity	(175,642)	144,337

Totals	$2,337,149	$992,448

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NOVEMBER, 2008 AND 2007 (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	NOVEMBER 30,		NOVEMBER 30,
	2008	2007	2008	2007

Revenue	$1,980,855	$1,364,372	$1,455,898	$533,635

Cost of goods sold	1,935,782	898,448	1,482,207	349,901

Gross profit	45,073	465,924	(26,309)	183,734

Selling, general and administrative expenses	763,823	550,786	484,347	239,589

Income (loss) from operations	(718,750)	(84,862)	(510,656)	(55,855)

Other income (expense):
Interest income (expenses)	410	3,255	169	1,228
Interest expense	(3,145)	(7,979)	(637)	(3,883)
Gain on extinguishment of debt to princial stockholder	334,866

Total other income (expense):	332,131	(4,724)	(468)	(2,655)

Income before income tax provision	(386,619)	(89,586)	(511,124)	(58,510)

Income tax provision	-	-	-	-

Net income	$(386,619)	$(89,586)	$(511,124)	$(58,510)

Basic earnings (loss) per common share	$(0.03)	$(0.01)	$(0.03)	$(0.00)

Diluted earnings (loss) per share	$(0.03)	$(0.01)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these financial statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30,  2008 AND 2007 (UNAUDITED)

	NOVEMBER 30,
	2008	2007

Operating activities
Net income (loss)	$(386,619)	$(89,586)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,134	10,403
Stock based compensation	-	8,667
Changes in operating assets and liabilities:
Accounts and contracts receivable	(670,213)	(45,194)
Inventories	98,412	117,754
Earnings in Excess of Billings	(369,713)	-
Prepaid expenses and other current assets	(28,533)	48,347
Other assets	(526,232)	16,286
Accounts payable and accrued expenses	962,222	7,161
Billings in Excess of Earnings	414,014	-
Deferred Income	8,718	-
Customer deposits	(58,017)	(217,890)

Net cash (used in) operating activities	(519,827)	(144,052)

Investing activities
Capital expenditures, net of writeoffs	(33,922)	(6,066)

Net cash (used in) investing activities	(33,922)	(6,066)

Financing activities
Increase (decrease) in long-term debt, net	-	(2,346)
Increase (decrease) in short-term debt, net	58,363	-
Notes Payable - AFC Holdings and Consultant	685,000	-
Loan payable - Borrowing from principal stockholder	(405,619)	(23,040)
Common stock issued	8,000	-
Additional paid in capital	58,640	-

Net cash provided by (used in) financing activities	404,384	(25,386)

Net decrease in cash and cash equivalents	(149,365)	(175,504)

Cash and cash equivalents, beginning of period	149,365	357,323

Cash and cash equivalents, end of period	$0	$181,819

Supplemental disclosure of cash flow information:
Interest paid	$3,145	$7,979

Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

THE BANKER’S STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of November 30, 2008 and the Company's results of operations and cash flows for the six months ended November 30, 2008 and 2007. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2008 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended May 31, 2008.

The consolidated results of operations for the six months ended November 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Liquidity:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss available to common stockholders of $511,124 and $58,510 for the three month period ended November 30, 2008 and 2007, respectively.  Additionally, the Company has negative cash flows from operations of $519,827 for the six month period ended November 30, 2008 and an accumulated deficit of $943,719 as of November 30, 2008.  These factors among others may indicate that the Company may be unable to continue as a going concern.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 - Earnings (loss) per common share:

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

THE BANKER’S STORE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 4 - Income taxes:

The Company’s estimated federal and state income tax rate is 40 percent. Due to the uncertainties related to, among other things, the extent and timing of the Company’s future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $53,000 from the utilization of net operating loss carry forwards and other deferred tax assets by an equivalent valuation allowance during the three months ending November 30, 2008. Total deferred tax assets were approximately $300,000 which was offset by an equivalent valuation allowance as of November 30, 2008.

As a result of the corresponding increase in the valuation allowance and deferred tax assets of $53,000 during the six months ended November 30, 2008, the Company did not recognize any income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in the periods.

Note 5 - Contingencies:

Litigation:

The Company has been served with a lawsuit by Woodmoor and Associates, LLC (“Woodmoor”) whereby Woodmoor contends the Company owes Woodmoor $150,000 related to an alleged note payable.  On or about October 1, 2008 Woodmoor loaned the Company $150,000 to be used for working capital.  The Company does not dispute the existence of the loan or the amount thereof.  Woodmore alleges that the loan was due on demand, but the Company believes that the payment schedule, or any other loan terms and conditions, were ever agreed upon.  Until this matter is resolved, the Company has recorded this loan in the financials of the Company as a Note Payable to consultant.  The Company has secured counsel to represent the Company in this matter

The Company has been served with a lawsuit by Fortis Security (“Fortis”), whereby Fortis contends the Company owes Fortis an outstanding balance of $6,804 related to various equipment purchases.  The Company does not dispute that this amount is owed to Fortis and expects to have the outstanding balance resolved within the next 90 days.

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

THE BANKER'S STORE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Revenues and other related segment information follows for the six months and three months ended November 30, 2008 and 2007:

THE BANKER'S STORE, INC. AND SUBSIDIARIES

DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

	SIX MONTHS ENDED			SIX MONTHS ENDED
	NOVEMBER			NOVEMBER
	2008			2007
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals

Revenues from external customers	$1,908,916	$71,939	$1,980,855	$1,148,655	$215,717	$1,364,372

Segment profit (loss)	(374,659)	(11,960)	(386,619)	(56,114)	(33,472)	(89,586)

Segment assets	$2,272,316	$64,833	$2,337,149	$1,045,493	$33,276	$1,078,769

	THREE MONTHS ENDED			THREE MONTHS ENDED
	NOVEMBER 30,			NOVEMBER
	2008			2007
	Banking	Office		Banking	Office
	Equipment	Equipment	Totals	Equipment	Equipment	Totals

Revenues from external customers	$1,438,078	$17,820	$1,455,898	$451,750	$81,885	$533,635

Segment profit (loss)	(509,258)	(1,865)	(511,123)	(30,373)	(28,137)	(58,510)

Segment assets	$2,272,316	$64,833	$2,337,149	$1,045,493	$33,276	$1,078,769

Note 7 - Goodwill:

The Company recorded $521,282 of Goodwill associated with the business combination between the Company and AFC Holdings, Inc.  The Company determined that there is a finite life associated with this Goodwill of approximately five years.  Accordingly the Company is amortizing the cost of Goodwill over this five-year period.  The Company reflects the net carrying amount in the Company’s financials and is recording a monthly amortization expense of $8,688 and will record approximately $78,192 of amortization of goodwill for this fiscal year ending May 31, 2009.

The future amortization expense for each of the five succeeding years relating to all intangible assets that are currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at May 31, 2009:

Fiscal Period Ending/Dollars in Thousands
2010	$104
2011	$104
2012	$104
2013	$104
2014 – 3 months	$27

Note 8 – Debt and Notes Payable:

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the “Agreement”) with a financing company on September 19, 2008, which allows for borrowings of up to $2,000,000.  The Agreement expires on September 18, 2009, and automatically renews annually thereafter. All borrowings are secured by outstanding receivables specifically assigned to the financing company.  Assigned receivables are considered “Approved” or “Non-Approved” by the financing company.

Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances.  All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.55% to 1.5% plus prime rate as published by the Wall Street Journal. All receivables assigned and advances made are subject to return and recall by the financing company, respectively.  As such, the advances have been classified as short-term secured borrowings in accordance with SFAS No. 140 “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities.”

The total outstanding advance made under the agreement as of November 30, 2008 is $58,363 which is presented as short-term debt.   The weighted average rate of interest for borrowings made under the Agreement was 14.0% for the six months ended November 30, 2008.  As of November 30, 2008, the Company’s availability for future borrowing under the agreement is $89,000 which is contingent on approval of eligible receivables by the financing company.

Unsecured Subordinated Note – Woodmoor and Associates, LLC

On or about October 1, 2008, the Company received a loan of $150,000 from Woodmoor and Associates, LLC to be used for working capital.  The loan was structured as an unsecured note payable and the terms and conditions to repayment are still being negotiated.  The note is subordinated to the Factoring Agreement of First Growth Capital.  As of November 30, 2008, the note is recorded as a current note payable in the financial statements of the Company.

Unsecured Subordinated Debt – AFC Holdings, Inc.

On August 19, 2008 the Company entered into a business combination with AFC Holdings, Inc. and related subsidiaries and AFC Systems, Inc.  The Company entered into an Agreement for the Servicing, Subcontracting and Assignment of the Rights to Certain Assets with AFC Holdings, Inc., and related subsidiaries.  The agreement calls for a maximum payment of $135,000 and to issue warrants on common stock valued at a maximum of $400,000.  The agreement has been recorded in the Company’s records as a current note payable of $535,000 and as of November 30, 2008, is reflected as a note payable – AFC Holdings, Inc. in the current liabilities section of the Balance Sheet.

Note 9 – Business Combination:

 On August 19, 2008 the Company entered into a business combination with AFC Holdings, Inc. and related subsidiaries and AFC Systems, Inc.  The Company entered into an Agreement for the Servicing, Subcontracting and Assignment of the Rights to Certain Assets with AFC Holdings, Inc., and related subsidiaries.  Pursuant to the Agreement the Company has increased its finance and banking business lines through significant new clients, added 13 new state markets, and added the new business lines of access controls and security integration inclusive of intellectual property and clients.  Further, the Company received the rights to the customers and clients; the maintenance and service agreements for ATMs, other financial institution services and access control systems. In exchange for such rights the Company agreed to a maximum payment of $135,000 and to issue warrants on common stock valued at a maximum of $400,000.

The Company has recorded the transaction with AFC Holdings, Inc, and related subsidiaries as a business combination.  The Company acquired a small amount of immaterial assets primarily furniture, fixture, and computers however the Company did not acquire any stock or equity nor assume any liabilities or contingencies.  The Company recorded in Other Assets approximately $521,282 of Goodwill associated with the business combination and determined that the Goodwill had a finite life of five years.  The Company has used this five-year life as the amortization period and therefore has recognized in this 10Q for period ending November 30, 2008 three months of amortization of goodwill in the amount of $26,064 which is reflected in the General and Administrative Expense line of the Statement of Operations.

Below is a forecasted Statements of Operations for the three month and six month periods ending November 30, 2008 and 2007, respectively and for the 12 month period ended May 31, 2009 which incorporates the Company’s actual financial results for those periods.  This forward looking statement should not be relied upon as achievable results due the many factors affecting the Company and its operations.  The Company disclaims any intent or obligation to update these forward-looking statements.

THE BANKER'S STORE, INC. AND SUBSIDIARIES

FORECASTED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER, 2008 AND 2007 (UNAUDITED)

	THREE MONTHS ENDED
	NOVEMBER 30,
	2008	2007

Revenue	$1,455,898	$4,213,546

Income (loss) from operations	(510,656)	(182,255)

Net income	$(511,123)	$(167,685)

Basic earnings (loss) per common share	$(0.03)	$(0.01)

Diluted earnings (loss) per share	$(0.03)	$(0.01)

THE BANKER'S STORE, INC. AND SUBSIDIARIES

FORECASTED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED NOVEMBER, 2008 AND 2007 (UNAUDITED)

	SIX MONTHS ENDED
	NOVEMBER 30,
	2008	2007

Revenue	$4,080,579	$4,124,667

Income (loss) from operations	(739,747)	64,119

Net income	$(407,616)	$47,557

Basic earnings (loss) per common share	$(0.03)	$(0.01)

Diluted earnings (loss) per share	$(0.03)	$(0.01)

THE BANKER'S STORE, INC. AND SUBSIDIARIES

FORECASTED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE TWELVE MONTH PERIOD ENDED MAY 31, 2009 (UNAUDITED)

TWELVE MONTHS ENDED MAY 31, 2009

Revenue	$4,730,855

Income (loss) from operations	$(998,897)

Net income	$(673,056)

Basic earnings (loss) per common share	$(0.05)

Diluted earnings (loss) per share	$(0.04)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANKER'S STORE, INC.

	By:	/s/ Cynthia A. Hayden
Cynthia A. Hayden, President and Director
Dated : January 20, 2009