Form 10-Q
period 2009-02-28
BANKERS STORE INC
filed 2009-05-22
CIK 27850

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                ---------
                                FORM 10-Q
                                ---------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

                                   OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ___________TO ____________

                      COMMISSION FILE NUMBER: 000-8880

                         THE BANKER'S STORE, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


  NEW YORK                                         22-3755756
  ---------------------------------   ------------------------------------
  State or Other Jurisdiction         (I.R.S. Employer Identification No.)
  Of Incorporation or Organization

            1535 MEMPHIS JUNCTION ROAD, BOWLING GREEN, KY 42101
       -------------------------------------------------------------
       (Address, including zip code, of principal executive offices)

                               (270) 781-8453
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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

Common stock, par value $0.01, 27,754,781 shares outstanding as of February 28, 2009.

                          THE BANKER'S STORE, INC.

                                 FORM 10-Q

                             FEBRUARY 28, 2009

                       PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See financial statements beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this management's discussion and analysis or plan of operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results in its operating segments could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed elsewhere in this quarterly report on Form 10-Q. The Company disclaims any intent or obligation to update these forward-looking statements.

OVERVIEW

The Banker's Store, Inc. (the "Company") was established in 1968. It remained dormant for many years until it completed the acquisition of B.G. Banking Equipment, Inc. (B.G. Banking") and Financial Building Equipment Exchange, Inc. ("FBEE"). These acquisitions introduced the Company to the business of buying, selling refurbishing and trading new and refurbished financial equipment for banks and other financial institutions. Pursuant to the June 2008 Board of Directors resolution the Company expanded its Corporate Information Statement to pursue other lines of business including security, ecommerce, power, energy and transportation. In conjunction with such change the Company entered into an agreement in August 2008 with AFC Holdings, Inc. and subsidiaries that gave the Company the right to certain servicing and maintenance agreements, subcontracting rights, intellectual properties and associated personnel. These assumptions of rights expanded the Company's existing business lines to new markets; and introduced security integration and sophisticated access controls significantly altering both the business of the Company and its geographic footprint. The company markets products throughout the United States primarily through direct sales and other distributors supported by its direct sales force and soliciting new contacts through its presence on the Internet.

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

Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, order cancellations, or order rescheduling or remanufacturing or delays. The Company purchases and resells new merchandise and remanufactures and ships its other products shortly after receipt of orders. The Company has not developed significant backlog for such products and does not anticipate developing a material backlog for such products in the future. The Company may not be able to sustain revenue growth on a quarterly or annual basis.

The Company has increased its operating expenses, primarily for personnel and activities supporting newly-introduced products, new product development and entering new markets. The company's operating results have been and will continue to be adversely affected if sales do not corresponding increase or if product development efforts are unsuccessful or subject to delays.

On June 11, 2008 the Company entered into an agreement to acquire Chesscom Consultants Inc. The acquisition of Chesscom Consultants Inc. was previously disclosed in the Form 8-K of June 18, 2008. Under the agreement the Company issued 12,000,000 shares of common stock on July 14, 2008, in exchange for the shares of Chesscom Consultants Inc. Valuing the transaction requires assessing the value of the various assets and liabilities of Chesscom Consultants Inc. and the value of the 12,000,000 shares of the Company's common stock. The Company's common stock is not traded in any significant volume and the 12,000,000 shares though a significant block of stock does not represent a control position. Under such circumstances it is expected that such shares would trade at a significant discount to market at this time.
One assessment is to value at a recent average bid. In this instance the transaction value approximates $480,000. Assessing the value of the assets and liabilities of Chesscom Consultants Inc. requires valuing various notes receivable and deferred payment contracts receivable that Chesscom Consultants Inc. holds. These are offset by liabilities of minimal amounts. At June 30, 2008 the net assets of Chesscom Consultants Inc. amounted to approximately $919,000. The notes and contracts receivable are related to an unrelated company that received a going concern qualification from its independent auditors as of December 31, 2007. During the quarter ended June 30, 2008 the unrelated company was able to repay approximately $3.9 million of its indebtedness. Given the independent auditors report and that the company reduced its indebtedness by the approximate $3.9 million the Company will establish an allowance for possible losses related to such notes and contracts receivable. Until the completion of an assessment of value, a third party valuation is being considered, the Company will account for the transaction value at the estimated $480,000. Upon completion of the valuation the transaction will be adjusted accordingly.

On January 15, 2009 holders of less than a majority of the outstanding shares of common stock executed a written consent action providing for the removal of certain directors in an effort to block the acquisition of Chesscom Consultants Inc. Such written consent action was deemed to be erroneous and at no time considered effective. As such, the Company intends to proceed forward with the acquisition of Chesscom Consultants Inc.

GOING CONCERN

We have experienced significant operating losses over the last 9 months. Our net operating loss for the nine months ended February 28, 2009 was $596,035 and for the prior fiscal year ended May 31, 2008 was $312,635, respectively. The Company has experienced losses from continuing operations during the last three quarters and for the prior fiscal year and has an accumulated deficit of $1,153,135 as of February 28, 2009. Net cash used for continuing operations for the nine month period ended February 28, 2009 was negative $115,654 and for the prior fiscal year ending May 31, 2008 was negative $152,691. As of February 28, 2009, the Company's principal source of liquidity is $441,965 of trade accounts receivable and other receivables and contracts acquired net of $456,289. Such conditions raise substantial doubt that the Company will be able to continue as a going concern. These operating results occurred while the Company was completing the business combination and was transitioning and combining the operating divisions in Florida and Kentucky. The Company is taking measures to increase revenues, continue to reduce operating costs, and generate positive cash flows from operations.

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

SIGNIFICANT EVENTS

On August 19, 2008 The Company entered into a business combination with AFC Holdings, Inc. and related subsidiaries and AFC systems Inc. The Company entered into an Agreement for Servicing, Subcontracting and Assignment of the rights to Certain Assets with AFC Holdings, Inc. and related subsidiaries. Pursuant to the Agreement the Company has increased its finance and banking business lines through significant new clients, added 13 new state markets, and added the new business lines of access controls and security integration inclusive of intellectual property and clients. Further, the Company received the rights to the customers and clients; the maintenance and service agreements for ATMs, other financial institutions services and access control systems. In exchange for such rights the Company agreed to a maximum payment of $135,000 and to issue warrants on common stock valued at a maximum of $400,000.

The Company has recorded the transaction with AFC Holdings, Inc and related subsidiaries as a business combination. The Company acquired a small amount of immaterial assets primarily furniture and computers, however, the Company did not acquire any stock or equity nor assume any liabilities or contingencies. The Company recorded in Other Assets approximately $521.282 of Good will associated with the business combination and determined that the Goodwill had a finite life of five years. The company has used this five-year life as the amortization period and therefore has recognized in this 10-Q for the period ending February 28, 2009 six months of amortization of goodwill which is reflected in the General and Administrative Expense line of the Statement of Operations.

At this time the transaction is being re-evaluated. The amounts reported above maximum payments, $135,000 and warrants on common stock valued at a maximum of $400,000 are for various reasons in substantial dispute.

On February 18, 2009 the Company's Board of Directors voted to terminate the Company's President, Cynthia Hayden and the Company's Chief Financial Officer, David Nail effective March 2, 2009. In addition, effective March 2, 2009 Duane Hayden, Vice President of the Company and President of the subsidiary Financial Building Equipment Exchange, Inc. was terminated. On February 28. 2009, the Company's Board of Directors voted to appoint Thomas
C. Cook, Esq., President effective with the termination of Cynthia Hayden. Such actions are as reported in the Company's Form 8-K filed March 11, 2009.

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES, RELATED PARTY TRANSACTIONS AND
CONTINGENCIES:

Significant accounting estimates:

The Company's discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condense consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis the Company evaluates it estimates, including those related to accounts receivable, inventories, equipment and improvements, income taxes and contingencies. The Company bases it estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates used as of May 31, 2008 and as outlined in its previously filed Form 10-KSB have been applied consistently for the nine months ended February 28, 2009.

Related party transactions:

The Company has entered into an operating lease with a principal stockholder, Paul Clark for the lease of an aggregate of 25,000 square feet of office and warehouse space located in Bowling Green, Kentucky. The lease provides for a monthly rent plus maintenance expenses and expires in August 2009.

Contingencies:

Litigation:

The Company has been served with a lawsuit by Woodmoor Associates, LLC ("Woodmoor") whereby Woodmoor contends the Company owes Woodmoor $150,000 related to an alleged note payable. On or about October 1, 2008 Woodmoor loaned the Company $150,000 to be used for working capital. The Company does not dispute the existence of the loan or the amount thereof. Woodmoor alleges that the loan was due on demand, but the company believes that the payment schedule, or any other loan terms and conditions, were ever agreed upon. At February 28, 2009 the Company has record this loan in the financials of the Company as a Note Payable to Consultant. Subsequent to such date the Company and Woodmoor have agreed upon a settlement regarding the terms of the note. The lawsuit is expected to be dismissed without prejudice. See Note 5 to Notes to Condensed Consolidated Financial Statements.

The Company has been served with a lawsuit by Fortis Security ("Fortis"), whereby Fortis contends the Company owes Fortis an outstanding balance of $6,804 related to various equipment purchases. The Company does not dispute that this amount is owed to Fortis and expects to resolve the outstanding balance in the future.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the nine month and three month periods ended February 28, 2009 and 2008.

                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                 ------------------    -----------------
                                   2009     2008         2009     2008
                                 -------- ---------    -------- --------
Net sales                         100.0%   100.0%       100.0%   100.0%

Cost of goods sold                 82.0%    57.2%        92.1%    63.3%
                                 -------- ---------    -------- --------

Gross Profit                       18.0%    42.8%         7.9%    36.7%

Selling, general and
  administrative expenses          36.8%    53.3%        37.9%    44.1%
                                 -------- ---------    -------- --------

Income (loss) from operations     -18.8%   -10.5%       -30.1%    -7.4%

Other                              -0.4%    -0.8%        10.7%    -0.5%
                                 -------- ---------    -------- --------

Income before income tax
  Provision                       -19.2%   -11.3%       -19.4%    -7.9%

Income tax provision
                                 -------- ---------    -------- --------

Net Income (loss)                 -19.2%   -11.3%       -19.4%    -7.9%
                                 ======== =========    ======== ========


RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED FEBRUARY 28, 2009 AS COMPARED TO THE NINE AND THREE MONTHS ENDED FEBRUARY 28, 2008

Revenues were approximately $3,072,233 for the nine months ended February 28, 2009 as compared to approximately $1,922,269 for the nine months ended February 29, 2008 reflecting an increase of approximately $1,149,964, or 59.8%. The increase in revenues during the nine months ended February 28, 2009 is the result of the Company's business expansion with a Tampa Florida office specializing in the sale, service and support of access control and integration products and comparable financial institution equipment. The revenues for the three months ended February 28, 2009 were $1,091,378 as compared to $557,896 for the three months ended February 29, 2008, reflecting an increase of approximately $533,482 or 95.6%. The increase is a result of the Company's business expansion described above.

Cost of goods sold for the nine months ended February 28, 2009 were approximately $2,830,712 or 92% of net sales as compared to approximately $1,217,537 or 63% of net sales for the nine months ended February 29, 2008. Cost of goods sold for the three months ended February 28, 2009 was approximately $894,930 or 82% of net sales as compared to approximately $319,089 or 57% of net sales for the three months ended February 29, 2008. The Company has experienced a decline in Gross Profit of approximately $463,211 for the nine months ended February 28, 2009 as compared to prior nine month period ended February 29, 2008. Gross Profit was $241,521 and $704,732 for the nine month periods ended February 28, 2009 and February 29, 2008, respectively. The decline in Gross Profit is primarily due to the company incurring transitional and other costs associated with the acquisition of the work in progress and service contracts related to the Tampa Florida office and to the Company incurring transitional material costs that did not ultimately result in recognized revenues.

Selling, general and administrative expenses were approximately $1,165,670 or 38% of revenues for the nine months ended February 28, 2009 as compared to approximately $848,281 or 44% of revenues for the nine months ended February 29, 2008 reflecting an increase of approximately $317,389. Selling, general and administrative expenses were approximately $401,847 or 37% of revenues for the three months ended February 28, 2009 as compared to approximately $297,495 or 53% of revenues for the three months ended February 29, 2008 reflecting an increase of $104,352. Such increases are due to the Company incurring costs associated with the expansion of business related to the Tampa Florida operations. The additional staff included 3 in sales, 10 in installations, 12 in service and 9 administrative persons.

As a result of the aforementioned, the Company incurred a net loss from operations during the nine months ended February 28, 2009 of approximately $596,035 as compared to a net loss from operations of approximately $152,732 for the nine months ended February 29, 2008. The Company incurred a net loss from operation during the three months ended February 28, 2009 of approximately $209,416 as compared to a net loss from operations of approximately $58,688 for the three months ended February 29, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through a combination of internally generated cash flows from operations, factoring of its receivables and other short term borrowings. At February 28, 2009 the company's working capital had decreased by $553,563 from the year ended May 31, 2008. The decrease in working capital was primarily the result of the additional expenditures and expenditures not intended associated with the acquisition of the Tampa, Florida operations.

The Company will continue to evaluate financing arrangements, opportunities to grow in its expanded geographic markets and product markets, transition into related product and service markets, further penetrate various access control markets, partner with suppliers to provide downstream customers improved service and may seek additional sales personnel to penetrate both new markets and potential customers in existing markets.

The Company's ability to effect any of these strategies or to take any of these steps will depend on a number of factors including, but not limited to, the Company's ability to generate sufficient cash flow or obtain sufficient capital on reasonable terms; the Company's ability to locate and hire qualified personnel on satisfactory terms and conditions; continued demand for the Company's products and services; the Company's ability to withstand increased competitive pressures; and economic conditions within the industries and markets the Company serves. There is no assurance that the Company will be able to meet any or all of its goals.

The Company believes that its available cash and cash from operations will be sufficient to satisfy the Company's funding needs. However, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additions, if needed, will be available on satisfactory terms, if at all. Furthermore any additional equity financing may be substantially dilutive to stockholders, and debt financing, if available, may include restrictive covenants and also result in substantial dilution to stockholders. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's new products and products under consideration are successfully developed, gain market acceptance, become and remain competitive as well as the costs and timing of further expansion of sales and marketing. The failure by the company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks in conducting the business of the Company, and we anticipate that this exposure will increase as a result of our planned growth. In an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments, although we have not historically done so. These may take the form of forward sales contracts, option contracts, foreign currency exchange contracts, and interest rate swaps. At this time we have no intention of entering into such derivative financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of May 31, 2008, the Company evaluated the effectiveness of the design and operation of is disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that its records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Cynthia Hayden, the Company's President through March 2, 2009, supervised and participated in the evaluation. Based on this evaluation, Ms. Hayden concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective. Such conclusion has been reported by Ms. Hayden in the Company's reports prior to this reporting period.

(b) CHANGES IN INTERNAL CONTROLS. As reported in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, SIGNIFICANT EVENTS, the Company's Board of Directors terminated both the President and Chief Financial Officer effective March 2, 2009. As such, it is not known to the President whether changes that may have a material effect or may be likely to have a material effect on the Company's internal control over financial reporting have occurred during the period covered by this report.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. In accordance with the final Release No. 33-8934 by the Securities and Exchange Commission, which requires companies that are non-accelerated filers to include in their annual reports an attestation report of their independent auditors on internal control over financial reporting for the fiscal years ending on or after December 15, 2009, the Company has concluded that based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of November 30, 2008 our President and Chief Financial officer concluded that the disclosure controls and procedures were effective. Based on the statements included in ITEM 4, CONTROLS AND PROCEDURES (b), the President is not aware of changes that would render the disclosure controls and procedure ineffective for the period ended February 28, 2009.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been served with a lawsuit by Woodmoor Associates, LLC ("Woodmoor") whereby Woodmoor contends the Company owes Woodmoor $150,000 related to an alleged note payable. On or about October 1, 2008 Woodmoor loaned the Company $150,000 to be used for working capital. The Company does not dispute the existence of the loan or the amount thereof. Woodmoor alleges that the loan was due on demand, but the company believes that the payment schedule, or any other loan terms and conditions, were ever agreed upon. At February 28, 2009 the Company has record this loan in the financials of the Company as a Note Payable to Consultant. Subsequent to such date the Company and Woodmoor have agreed upon a settlement regarding the terms of the note. The lawsuit is expected to be dismissed without prejudice. See Note 6 to Notes to Condensed Consolidated Financial Statements.

The Company has been served with a lawsuit by Fortis Security ("Fortis"), whereby Fortis contends the Company owes Fortis an outstanding balance of $6,804 related to various equipment purchases. The Company does not dispute that this amount is owed to Fortis and expects to resolve the outstanding balance in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit no.   Description
-----------   -----------
31.1          Certification Pursuant to Rule 13a-14(a) of
              Thomas C. Cook, President

32.1          Certification of Thomas C. Cook


There are no exhibits 32.1 or 32.2, Certification Pursuant to Rule 13a-14(a) specific to the Chief Financial Officer or Certification of the Chief Financial Officer, respectively. The Chief Financial Officer was terminated effective March 2, 2009.

                            FINANCIAL STATEMENTS
                  THE BANKER'S STORE, INC. AND SUBSIDIARIES
                                   INDEX
                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                                    PAGE
                                                                    ----

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
FEBRUARY 28, 2009 AND MAY 31, 2008 (UNAUDITED)                       F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FEBRUARY 28, 2009 AND FEBRUARY 29, 2008 (UNAUDITED)                  F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2009 AND
FEBRUARY 29, 2008 (UNAUDITED)                                        F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)                                            F-5 - F-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                         PART II - OTHER INFORMATION

SIGNATURES

                  The Banker's Store, Inc. and subsidiaries
                    Condensed Consolidated Balance Sheets
                February 28, 2009 (unaudited) and May 31, 2008


                                                  February 28,
                                                     2009         May 31,
                                                  (Unaudited)      2008
                                                  -----------  -------------
ASSETS

Current Assets:
   Cash and cash equivalents                      $    33,711  $     149,365
   Accounts receivable, net of allowance              441,965        131,820
      For bad debt of $4,043
   Accounts and contracts acquired net of             456,289              -
      Allowance for bad debt of $458,337
   Costs and estimated earnings in excess             279,636              -
      Of billings
   Inventories                                        442,570        578,790
Prepaid expenses and other current assets              63,438         62,461
                                                  -----------  -------------
     Total current assets                           1,717,609        922,436
Equipment and improvements, net                        80,766         69,181
Other assets                                          474,936            831
                                                  -----------  -------------
TOTAL ASSETS                                      $ 2,273,311  $     992,448
                                                  ===========  =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses          $ 1,123,228  $     137,377
   Customer deposits                                  214,357        305,115
   Note payable - principal stockholder                     -        142,519
   Note payable - AFC Holdings, Inc.                  535,000              -
   Note payable - consultant                          150,000              -
   Accrued compensation - principal stockholder             -        263,100
   Short term debt - funding company                   36,576              -
   Billings in excess of costs and estimated
      Earnings                                        137,686              -
                                                  -----------  -------------
     Total current liabilities                      2,196,847        848,111
                                                  -----------  -------------
     Total liabilities                              2,196,847        848,111
                                                  -----------  -------------

Stockholders' Equity:
   Common Stock, $0.01 par value, 200,000,000
     shares authorized, 27,754,781 14,954,781
     shares issued and outstanding as of
     2/28/09 and 5/31/08, respectively                277,548        149,548
   Additional paid-in capital                         954,051        553,889
   Less: treasury stock 2,000 shares (at cost)         (2,000)        (2,000)
   Accumulated (deficit) earnings                  (1,153,135)      (557,100)
                                                  -----------  -------------
     Total stockholders' equity                        76,464        144,337
                                                  -----------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 2,273,311  $     992,448
                                                  ===========  =============

  The accompanying notes are an integral part of these financial statements.

                   The Banker's Store, Inc. and subsidiaries
                Condensed Consolidated Statement of Operations
                    February 28, 2009 and 2008 (unaudited)


                     For the three months       For the nine months
                            ended                    ended
                         February 28,              February 28,
                     --------------------       -------------------
                       2009         2008        2009           2008
                     ----------   ---------   ----------     ----------
Revenue              $1,091,378   $ 557,896   $3,072,233     $1,922,269
Cost of goods sold      894,930     319,089    2,830,712      1,217,537
                     ----------   ---------   ----------     ----------
Gross Profit            196,448     238,807      241,521        704,732
Expenses:

General and
 administrative
 expenses               401,847     297,495    1,165,670        848,281
                     ----------   ---------   ----------     ----------
Income (loss) from     (205,399)    (58,688)    (924,149)     (143,549)
   operations
                     ----------   ---------   ----------     ----------

Other income (expense):
   Interest income            -         806          410          4,061
   Interest expense      (4,017)     (5,265)      (7,162)      (13,549)
   Gain on extinguishment
     Of debt to
     Stockholder              -           -      334,866              -
                     ----------    --------    ---------     ----------

Total other income      (4,017)     (4,459)     328,114         (9,183)
   (expense)
                     ----------    --------    ---------     ----------

Income before tax      (209,416)    (63,147)    (596,035)     (152,732)
   provision
Income tax provision          -           -            -              -
                     ----------    --------    ---------     ----------
Net Income             (209,416)    (63,147)    (596,035)     (152,732)
                     ==========    ========    =========     ==========

Basic earnings (loss)    (0.01)       0.00        (0.02)         (0.01)
  Per common share    =========    ========    =========     ==========

Diluted earnings (loss)  (0.01)       0.00        (0.02)         (0.01)
  Per common share   ==========    ========    =========     ==========

Weighted average     27,754,781  14,954,781   25,595,074     14,954,781
 number of
 common shares
 outstanding         ==========   =========    =========     ==========

  The accompanying notes are an integral part of these financial statements.

                   The Banker's Store, Inc. and subsidiaries
                Condensed Consolidated Statements of Cash Flows
   Nine months ended February 28, 2009 and February 28, 2008 (unaudited)


                                                 For the        For the
                                               nine months    nine months
                                                 ended          ended
                                                April 30,      April 30,
                                                  2009           2008
                                             -------------  -------------
OPERATING ACTIVITIES:
Net (loss)                                   $   (596,035)  $  (152,732)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
   Depreciation and amortization                   52,198        15,137
   Stock based compensation                             -        13,000
   Changes in operating assets & liabilities
     Accounts and contracts receivable           (766,434)     (153,299)
     Inventories                                  136,220       160,311
     Earnings in excess of billings              (279,636)            -
     Prepaid expenses & other current assets         (977)       56,364
     Other assets                                (474,105)            -
     Accounts payable and accrued expenses        722,751        95,913
     Billings in excess of earnings               137,686             -
     Customer deposits                            (90,758)     (141,333)
                                            --------------   -------------
     Net cash provided by operating            (1,159,090)     (141,333)
       activities

Investing activities
   Capital expenditures, net of writeoffs         (63,783)       (6,066)
                                            --------------   -------------
     Net cash (used in) investing activities      (63,783)       (6,066)

Financing activities
   Increase (decrease) in long term debt                -        (2,346)
   Increase (decrease) in short term debt          36,576             -
   Note payable - AFC Holdings & Consultant       685,000             -
   Loan payable - borrowing from stockholder     (142,519)      (34,941)
   Common stock issues                            128,000             -
   Additional paid in capital                     400,162             -
                                            --------------   -------------
   Net cash provided by (used in)               1,107,219       (37,287)
      Financing activities                  --------------   -------------

Net decrease in cash and cash equivalents        (115,654)     (149,992)
Cash and cash equivalents beginning of period     149,365       357,323
                                             -------------   -------------
Cash and cash equivalents end of period            33,711       207,331
                                             =============   =============
Supplemental disclosure of cash flow
   Information:
      Interest paid                                     -        13,244
      Income taxes paid                                 -             -
                                            =============   ==============

  The accompanying notes are an integral part of these financial statements.

                         THE BANKER'S STORE, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

Note 1 - Basis of presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of The Banker's Store, Inc. and Subsidiaries (the "Company") as of February 28, 2009 and the Company's results of operations and cash flows for the nine months ended February 28, 2009 and February 29, 2008. Pursuant to the rules and regulations of the United states Securities and exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed in or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of May 31, 2008 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2008.

Note 2 - Liquidity:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss available to common stockholders of $209,416 and $63,147 for the three month period ended February 28, 2009 and February 29, 2008, respectively. Additionally, the Company has negative cash flows from operations of $721,279, exclusive of the effects of the acquisition of Chesscom Consultant's Inc. of $437,811, for the nine month period ended February 28, 2009 and an accumulated deficit of $1,153,135 as of February 28, 2009. These factors among others may indicate that the Company may be unable to continue as a going concern.

The Company's continued existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

Note 3 - Earnings (loss) per common share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings
(loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period. The weighted average numbers of shares for determining basic earnings per share and dilutive earnings per share were 27,254,281 and 25,595,074 for the three month and nine month periods ended February 28, 2009, respectively.

Note 5 - Income taxes:

The company's estimated federal and state income tax rate is 40 percent. Due to the uncertainties related to, among other things, the extent and timing of the Company's future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $53,000 from the utilization of net operating loss carry forwards and other deferred tax assets by an equivalent valuation allowance during the nine months ended February 28, 2009. The total deferred tax assets were approximately $300,000 which was offset by an equivalent valuation allowance.

As a result of the corresponding increase in the valuation allowance and deferred tax assets of $53,000 during the nine months ended February 28, 2009, the Company did not recognize any income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax income and loss in the periods

The Company has an unused net operating loss carry-forward balance that expires at various times through 2027 and 2028.

Note 5 - Contingencies:

The Company has been served with a lawsuit by Woodmoor Associates, LLC ("Woodmoor") whereby Woodmoor contends the Company owes Woodmoor $150,000 related to an alleged note payable. On or about October 1, 2008 Woodmoor loaned the Company $150,000 to be used for working capital. The Company does not dispute the existence of the loan or the amount thereof. Woodmoor alleges that the loan was due on demand, but the company believes that the payment schedule, or any other loan terms and conditions, were ever agreed upon. At February 28, 2009 the Company has record this loan in the financials of the Company as a Note Payable to Consultant. Subsequent to such date the Company and Woodmoor have agreed upon a settlement regarding the terms of the note. The lawsuit is expected to be dismissed without prejudice.

The Company has been served with a lawsuit by Fortis Security ("Fortis"), whereby Fortis contends the Company owes Fortis an outstanding balance of $6,804 related to various equipment purchases. The Company does not dispute that this amount is owed to Fortis and expects to resolve the outstanding balance in the future.

Note 6 - Segment information:

The Company has historically reported segment information in accordance with its adoption of the provisions of Statements of financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). However, the Company has been undergoing significant change in both operations and management. Operations have been effected by the general market conditions for banks and other financial institutions and by the transaction accounted for as a business combination with AFC Holdings, Inc. The transaction described in the Agreement for the Servicing, Subcontracting and the Assignment of the rights to Certain Assets of August 19, 2008 significantly altered the Company's business geographically and through the addition of access control and system integration products and services. The Company continues to evaluate the systemic needs to facilitate proper segment reporting at this time. The significant increase in revenue and cost has been primarily attributable to the access control and system integration products and services and the transition of the Florida division of the Company. As such, management does not believe that disclosure at this time would be a meaningful representation of segment operating results.

Note 7 - Goodwill:

At the time of the transaction accounted for as a business combination with AFC Holdings, Inc. the Company recorded $521,282 of Goodwill associated with the transaction. Further, the Company determined that there is a finite life associated with this Goodwill of approximately five years. Accordingly the company is amortizing the cost of goodwill over this five-year period. The company reflects the net carrying amount in the company's financials and is recording a monthly amortization expense of $8,688 and will record approximately $78,192 of amortization of goodwill for this fiscal year.

Subsequent to the date of the transaction information has been discovered that Management believes may impact the assessment of Goodwill associated with the transaction. Management continues to evaluate such information and may dispute the amounts owing as a result of the transaction. (See Note 8 - Business combinations).

Note 8 - Business combinations:

On August 19, 2008 The Company entered into a business combination with AFC Holdings, Inc. and related subsidiaries and AFC systems Inc. The Company entered into an Agreement for Servicing, Subcontracting and Assignment of the rights to Certain Assets with AFC Holdings, Inc. and related subsidiaries. Pursuant to the Agreement the Company has increased its finance and banking business lines through significant new clients, added 13 new state markets, and added the new business lines of access controls and security integration inclusive of intellectual property and clients. Further, the Company received the rights to the customers and clients; the maintenance and service agreements for ATMs, other financial institutions services and access control systems. In exchange for such rights the Company agreed to a maximum payment of $135,000 and to issue warrants on common stock valued at a maximum of $400,000.

The Company has recorded the transaction with AFC Holdings, Inc and related subsidiaries as a business combination. The Company acquired a small amount of immaterial assets primarily furniture and computers, however, the Company did not acquire any stock or equity nor assume any liabilities or contingencies. The Company recorded in Other Assets approximately $521.282 of Good will associated with the business combination and determined that the Goodwill had a finite life of five years. The company has used this five-year life as the amortization period and therefore has recognized in this 10-Q for the period ending February 28, 2009 six months of amortization of goodwill which is reflected in the General and Administrative Expense line of the Statement of Operations.

At this time the transaction is being re-evaluated. The amounts reported above maximum payments, $135,000 and warrants on common stack valued at a maximum of $400,000 are for various reasons in substantial dispute.

On June 11, 2008 the Company entered into an agreement to acquire Chesscom Consultants Inc. The acquisition of Chesscom Consultants Inc. was previously disclosed in the Form 8-K of June 18, 2008. Under the agreement the Company issued 12,000,000 shares of common stock on July 14, 2008, in exchange for the shares of Chesscom Consultants Inc. Valuing the transaction requires assessing the value of the various assets and liabilities of Chesscom Consultants Inc. and the value of the 12,000,000 shares of the Company's common stock. The Company's common stock is not traded in any significant volume and the 12,000,000 shares though a significant block of stock does not represent a control position. Under such circumstances it is expected that such shares would trade at a significant discount to market at this time.
One assessment is to value at a recent average bid. In this instance the transaction value approximates $480,000. Assessing the value of the assets and liabilities of Chesscom Consultants Inc. requires valuing various notes receivable and deferred payment contracts receivable that Chesscom Consultants Inc. holds. These are offset by liabilities of minimal amounts. At June 30, 2008 the net assets of Chesscom Consultants Inc. amounted to approximately $919,000. The notes and contracts receivable are related to an unrelated company that received a going concern qualification from its independent auditors as of

December 31, 2007. During the quarter ended June 30, 2008 the unrelated company was able to repay approximately $3.9 million of its indebtedness. Given the independent auditors report and that the company reduced its indebtedness by the approximate $3.9 million the Company will establish an allowance for possible losses related to such notes and contracts receivable. Until the completion of an assessment of value, a third party valuation is being considered, the Company will account for the transaction value at the estimated $480,000. Upon completion of the valuation the transaction will be adjusted accordingly.

Note 9 - Debt and notes payable:

Factoring Agreement:

The Company entered into a Factoring, Loan and security Agreement (the "Agreement") with a financing company of September 19, 2008, which allows for borrowings of up to $2,000,000. The Agreement was to expire on September 18, 2009 and automatically renews annually thereafter. Former management attempted to execute an amendment to the agreement negotiated effective January 29, 2009 and purportedly executed the date of their termination, March 2, 2009. Such amendment neither approved by nor submitted to the Company's Board of Directors significantly increases the cost to the Company. The Company is evaluating its response at this time.

Borrowings under the Agreement are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are considered approved or non-approved by the financing company. Regardless the Agreement requires the Company to assign all of its outstanding receivables.

Payments on assigned receivables are received directly by the financing company, and applied to outstanding advances. All outstanding advances and uncollected assigned receivables are subject to fees and interest charges ranging from 0.55% to 1.5% plus prime rate as published by the Wall street Journal. All receivables assigned and advances made are subject to return and recall by the financing company, respectively. As such, the advances have been classified as short-term secured borrowings in accordance with SFAS No. 140 "Accounting for Transfer and Servicing of financial Assets and Extinguishments of Liabilities."

Effective March 13, 2009 the Agreement was terminated.

Note Payable - Consultant:

On October 1, 2008 the Company received a loan of $150,000 from Woodmoor and Associates, LLC to be used for working capital. The note was subordinated to the Factoring Agreement. Disagreement arose as to various terms of the note resulting in the Company not responding to a demand for repayment. As of March 31, 2009 the Company and Woodmoor Associates, LLC are in settlement discussions. Interest on the note has been recorded at 9%.

Note Payable - AFC Holdings:

On August 19, 2008 the Company entered into a business combination with AFC Holdings (see Note 8 - Business combinations). The Company entered into an agreement for the Servicing, Subcontracting and Assignment of the Rights to Certain Assets with AFC Holdings and related subsidiaries. The agreement calls for a maximum payment of $135,000 and to issue warrants on common stock valued at a maximum of $400,000. The agreement has been recorded in the Company's records as a current note payable of $535,000. Information has become available that management believes impairs the transaction and thus considers the amount owing to be in dispute. Continued evaluation of the transaction is ongoing. Management is not able to estimate the ultimate outcome and therefore has continued to reflect the total amount $535,000 in the financial statements.

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE BANKER'S STORE, INC.

                                  By:  /s/ Thomas C. Cook, Esq.
                                       ------------------------
                                       Thomas C. Cook, Esq.
                                       President and Director

Date: May 22, 2009