Form 10-K/A
period 2008-05-31
BANKERS STORE INC
filed 2009-07-24
CIK 27850

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                -------------

                                FORM 10-KSB/A

                                -------------

                  ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended May 31, 2008

                       COMMISSION FILE NO.: 000-08880

                          THE BANKER'S STORE, INC.
                 (Exact Name of Registrant in its Charter)


             NEW YORK                                  22-3755766
  (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
  Incorporation or Organization)

            1535 Memphis Junction Road, Bowling Green, KY 42101
                 (Address of Principal Executive Offices)

                              (270) 781-8453
             (Registrant's telephone number, including area code)

      Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of Act:
                Common Stock,  par value $.01 per share.

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) or the Exchange Act. [ ]

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]    No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)  Yes  [ ]   No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Format Yes [ ]   No [X]

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


ITEM 3.
LEGAL PROCEEDINGS

On March 7, 2000, we filed an action in the Supreme Court of the State of New York, County of New York, against Stamford Financial Consulting, Inc., Taurus International Investment, Inc., George C. Bergleitner, Jr., Alexander C. Brosda and Andrew Seim (the "New York Action"), seeking an amount of not less than $1.7 million for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of defendants' books and records. The action arises out of B. G. Banking's Confidential Private Placement Memorandum dated January 31, 1998, prepared by Stamford Financial, for the sale of 3,000,000 shares of B. G. Banking common stock at $1.00 per share. On April 5, 2000, defendant George C. Bergleitner served a counterclaim alleging that we failed to have 180,000 shares of stock transferred without any legal endorsement, pursuant to Rule 144(k) under the Securities Exchange Act of 1934, as amended. The counterclaim seeks damages of $900,000 based upon the value of the stock at the highest amount at which it traded, which is alleged to be $5.00 per share.

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

                                                                Number of
                                                         securities remaining
                 Number of securities                        available for
                  to be issued upon    Weighted-Average     future issuance
                     exercise of       exercise price of      under equity
                 outstanding options  outstanding options  compensation plans
                 -------------------  -------------------  ------------------
Equity
compensation
plans approved      300,000 shares           $.07          950,000 shares(2)
by security
holders (1)


(1) Shareholders approved stock option agreements granted to the Company's then President and Chief Executive Officer and the Company's then Financial Officer with respect to a total of 550,000 shares at the Company's annual meeting of shareholders held on January 11, 2007. At the January 11, 2007 annual meeting, shareholders also approved the 2006 Stock Ownership Incentive Plan ("Plan") which authorizes the grant of restricted stock and stock options with respect to a maximum of 950,000 shares. During the fiscal year ended May 31, 2008 the Company's then Financial Officer resigned and relinquished all rights to said stock option agreement.
(2) Although no options have been granted under the Plan, pursuant to employment agreements with the Company's President and Chief Executive Officer and the Company's Chief Financial Officer ("Employment Agreements"), the Company agreed to issue options in 2007 and 2008 under the Plan to the Company's then President and Chief Executive Officer to purchase a total of an additional 245,455 shares of Common Stock, and to the Company's then Chief Financial Officer to purchase a total of an additional 204,545 shares of Common Stock with an exercise price equal to fair market value on the date of grant. See "2006 Stock Ownership Incentive Plan" below.

Options Granted

On October 9, 2006 the Company entered into Employment Agreements with Vincent C. Buckman and Samuel J. Stone with regard to their service as President and Chief Executive Officer and Chief Financial Officer, respectively. Under the Employment Agreements, the Company granted options to Mr. Buckman and Mr. Stone to purchase 300,000 shares and 250,000 shares, respectively, of the Company's Common Stock. Shareholders of the Company approved these option agreements at the annual meeting of shareholders held on January 11, 2007. The exercise price of these options was equal to fair market value of the Company's Common Stock on the date of issuance. The Company also agreed to issue options to Mr. Buckman to purchase an additional 245,455 shares of Common Stock and options to Mr. Stone to purchase an additional 204,545 shares of Common Stock pursuant to the Employment Agreements. These additional options will be granted pursuant to the Plan as described below.


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

The Employment Agreements provide for the following issuances of options under the Plan as of May 31, 2008:

Options to be granted -
number of shares            Date of Grant        Recipient of Options
-----------------------     ---------------      ----------------------------
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


(1)  In January 2008, Mr. Samuel J. Stone, the Company's Chief Financial
     Officer resigned from the Company.    According to the "2006 Stock
     Ownership Incentive Plan" and Mr. Stone's employment agreement, options will vest on the anniversary date of the grant. However, since Mr. Stone did not complete the second year of his contract, these options will not vest.
(2) In July 2008, Mr. Vincent C. Buckman, the Company's President and Chief Executive Officer resigned from the Company. Accordingly, the options to be granted October 9, 2008 will not be granted.

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

Results of Operations

The following table sets forth operating data as a percentage of net sales:


                                    Twelve months ended  Three months ended
                                          May 31,              May 31,
                                      2008       2007      2008       2007

Net sales                             100%       100%      100%       100%

Cost of goods sold                    69.6%      72.5%     93.5%      74.8%


Gross profit                          30.4%      27.5%      6.5%      25.2%

Selling, general and administrative
expenses                              43.3%      35.3%     40.2%      25.4%


Income (loss) from operations        -12.9%      -7.8%    -33.7%      -0.2%


Other                                 -0.4%      -0.4%     -0.2%      -0.3%

Income before income tax provision   -13.3%      -8.2%    -33.9%      -0.5%

Income tax provision                   0.0%       0.0%      0.0%       0.0%

Net income (loss)                    -13.3%      -8.2%    -33.9%      -0.5%


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

Selling, general and administrative expenses were approximately $1,050,235 for the year ended May 31, 2008 as compared to approximately $926,372 for the year ended May 31, 2007, reflecting an increase of approximately $123,863 or 13%. In part, this increase is due to the full year recognition of the CEO's and the former CFO's employment contracts.

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

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES
                                     INDEX


                                                                      Page
Report of Independent Registered Public Accounting Firm               F-2

Condensed Consolidated:
Balance Sheets                                                        F-3
May 31, 2008 and 2007

Statements of Operations
Years ended May 31, 2008 and 2007                                     F-4

Statements of Changes in Stockholder's Equity
Years ended May 31, 2008 and 2007                                     F-5

Statements of Cash Flows
Years ended May 31, 2008 and 2007                                     F-6

Notes to Consolidated Financial Statements                            F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

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

Marmann & Associates, PC
Sheffield, Alabama
July 31, 2008

                    THE BANKER'S STORE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2008 AND 2007


CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                                2008           2007
Current Assets:
Cash and cash equivalents                        $    149,365   $    357,323

Accounts receivable, net of allowance for
bad debts of $4,043                                   131,820        163,384

Inventories                                           578,790        667,637
Prepaid expenses and other current assets              62,461        106,848

                                                 -------------  -------------
Total current assets                                  922,436      1,295,192

Equipment and improvements, net                        69,181         80,143
Other assets                                              831         20,467

                                                 -------------  -------------
Totals                                           $    992,448  $   1,395,802
                                                 -------------  -------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                $         --  $       2,346
Accounts payable and accrued expenses                 137,377         89,845
Customer deposits                                     305,115        386,911
Note payable - principal stockholder                  142,519        189,625
Accrued compensation - principal stockholder          263,100        263,100
Private placement funds in dispute                         --             --

                                                 -------------  -------------
Total current liabilities                             848,111        931,827

Long-term debt, net of current portion                     --             --

                                                 -------------  -------------
Total liabilities                                     848,111        931,827

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value;  200,000,000
shares authorized;  14,954,781 shares
issued and outstanding                                149,548        149,548
Additional paid-in capital                            553,889        550,697
Less: treasury stock 2,000 shares (at cost)            (2,000)        (2,000)
Accumulated (deficit) earnings                       (557,100)      (234,270)
Total stockholders' equity                            144,337        463,975

Totals                                           $    992,448   $  1,395,802
                                                 -------------  -------------

  The accompanying notes are an integral part of these financial statements.

                     THE BANKER'S STORE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              MAY 31, 2008 AND 2007


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             Twelve Months Ended        Three Months Ended
                                   May 31,                   May 31,
                              2008         2007         2008         2007
Revenue                   $ 2,424,468  $ 2,622,010  $   502,199  $   698,516

Cost of goods sold          1,686,868    1,902,046      469,331      451,866

Gross profit                  737,600      719,964       32,868      246,650

Selling, general and
administrative expenses     1,050,235      926,372      201,953      252,149

Income (loss) from
Operations                   (312,635)    (206,408)    (169,085)      (5,499)

Other income (expense):
Interest and other
income (expenses)               6,344        5,924           --        1,258
Interest expense              (16,539)     (17,039)      (1,013)      (3,209)

Total other
income (expense):             (10,195)     (11,115)      (1,013)      (1,951)

Income before income
tax provision                (322,830)    (217,523)    (170,098)      (7,450)

Income tax provision               --           --           --           --

Net income                $  (322,830) $  (217,523) $  (170,098) $    (7,450)


Basic earnings (loss)
per common share          $     (0.02) $     (0.01) $     (0.01) $     (0.00)

Diluted earnings (loss)
per share                 $     (0.02) $     (0.01) $     (0.01) $     (0.00)

  The accompanying notes are an integral part of these financial statements.

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                             MAY 31, 2008 AND 2007


CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                Retained
                                        Addi    Earnings
                     Common Stock      tional   (Accum
                  -------------------  Paid-in   ulated   Treasury
                    Shares    Amount   Capital  Deficit)   Stock      Total
                  ---------- -------- -------- ---------- -------- ----------
Balance
May 31, 2003      14,947,215 $149,473 $497,216 $(175,372) $     -- $ 471,317
Net loss                  --       --       --      (999)       --      (999)

Balance
May 31, 2004      14,947,215  149,473  497,216  (176,371)       --   470,318
Shares issued          7,500       75      (75)       --        --        --
Treasury stock            --       --       --        --    (2,000)   (2,000)
Net income                --       --       --   101,061        --   101,061

Balance
May 31, 2006      14,954,781 $149,548 $497,141 $ (16,747) $ (2,000) $627,942
Shares issued             --       --       --        --        --        --
Treasury stock            --       --       --        --        --        --
Private
 placement funds          --       --   42,000        --        --    42,000
Stock based
 Compensation             --       --   11,556        --        --    11,556
Net income                --       --       --  (217,523)       --  (217,523)
Balance
May 31, 2007      14,954,781  149,548  550,697  (234,270)   (2,000)  463,975

Shares issued             --       --       --        --        --        --
Treasury stock            --       --       --        --        --        --
Private
 placement funds          --       --    3,192        --        --     3,192
Stock based
 Compensation             --       --       --        --        --        --
Net income                --       --       --  (322,830)       --  (322,830)

Balance
May 31, 2008      14,954,781 $149,548 $553,889 $(557,100) $(2,000) $ 144,337
                  ---------- -------- -------- ---------- -------- ----------

  The accompanying notes are an integral part of these financial statements.

                 THE BANKER'S STORE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 TWELVE MONTHS ENDED MAY 31, 2008 AND 2007


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             May 31,
                                                        2008         2007
                                                    -----------  ------------
Operating activities
Net income (loss)                                   $ (322,830)  $  (217,523)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                           19,969        25,154
Stock based compensation                                    --        11,556
Changes in operating assets and liabilities:
Accounts receivable                                     31,564       122,753
Inventories                                             88,847         8,943
Prepaid expenses and other current assets               44,387       (79,299)
Accounts payable and accrued expenses                   47,532       (51,630)
Customer deposits                                      (81,796)      210,429

Net cash (used in) operating activities               (152,691)       30,383

Investing activities
Capital expenditures, net of writeoffs                  (9,008)      (10,431)

Net cash (used in) investing activities                 (9,008)      (10,431)

Financing activities
Increase (decrease) in long-term debt, net              (2,346)       (7,651)
Loan payable - Borrowing from principal stockholder    (47,105)       (9,666)

Net cash provided by (used  in) financing activities   (46,259)      (17,317)

Net increase in cash and cash equivalents             (207,958)        2,635

Cash and cash equivalents, beginning of period         357,323       354,688

Cash and cash equivalents, end of period            $  149,365   $   357,323
                                                    -----------  ------------

Supplemental disclosure of cash flow information:
Interest paid                                       $   16,539   $    17,039
                                                    -----------  ------------
Income taxes paid                                   $       --   $     3,350
                                                    -----------  ------------

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

NOTE 2 - EQUIPMENT AND IMPROVEMENTS:

Equipment and improvements consist of the following:

                                        Range of
                                        Estimated
                                       Useful Lives      2008       2007
Machinery and equipment                3 to 10 years   $ 52,825   $ 43,138
Transportation equipment                  5 years       136,257    139,794
Computer equipment                        5 years        23,190     20,332
Furniture and fixtures                    5 years         1,267      1,267
Leasehold improvements                    3 years        54,728     54,728
Totals                                                  268,267    259,259
Less accumulated depreciation
  and amortization                                      199,086    179,116
Totals                                                 $ 69,181   $ 80,143
                                                       --------   --------

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

NOTE 4 - LONG-TERM DEBT:

Long-term debt consists of the following notes that are collateralized by transportation equipment:

                                                       2008        2007
6.5% notes, payable in monthly installments
of $310, including interest and maturing
September 2007                                        $    --    $ 1,225

6% notes, payable in monthly installments
of $283, including interest and maturing
September 2007                                             --      1,121
                                                      -------    -------

Totals                                                     --      2,346

Less current portion                                       --      2,346

Long-term portion                                     $    --    $    --
                                                      -------    -------


NOTE 5 - RELATED PARTY NOTE AND ACCRUED COMPENSATION:

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

NOTE 6 - INCOME TAXES:

The provision for income taxes differs from the amounts computed using the Federal statutory rate of 34% as a result of the following:

                                                       2008        2007
Expected provision at Federal statutory rate            (34)        (34)

Effect of state taxes, net of Federal
  income tax effect                                      (6)         (6)

Utilization of deferred tax assets                       40          40

Decrease in deferred tax valuation                       --          --

Effective tax rate                                        --%        --%
                                                      -------    -------

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

The tax years 2005,2006, and 2007 remain subject to examination by tax authorities.

Significant components of the Company's deferred tax assets as of May 31, 2008 and 2007 are as follows:

                                                       2008        2007
Deferred tax assets:
Net operating loss carryback                               --    $19,636
Net operating loss carryforwards                      179,474     55,364
Accrued officer salary                                105,000    105,000
Depreciation                                               --     (1,000)
Inventory reserve                                      14,000     14,500
Other                                                   3,500      3,500
                                                      301,974    197,000
Valuation allowance for deferred  tax assets         (301,974)  (177,364)
Deferred tax assets                                 $      --  $  19,636
                                                      -------    -------


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


NOTE 8 - CONTINGENCIES:

Litigation:

On March 7, 2000, we filed an action in the Supreme Court of the State of New York, County of New York, against Stamford Financial Consulting, Inc., Taurus International Investment, Inc., George C. Bergleitner, Jr., Alexander C. Brosda and Andrew Seim (the "New York Action"), seeking an amount of not less than $1.7 million for breach of fiduciary duty, breach of contract, conversion and unjust enrichment, and seeking an accounting of defendants' books and records. The action arises out of B. G. Banking's Confidential Private Placement Memorandum dated January 31, 1998, prepared by Stamford Financial, for the sale of 3,000,000 shares of B. G. Banking common stock at $1.00 per share. On April 5, 2000, defendant George C. Bergleitner served a counterclaim alleging that we failed to have 180,000 shares of stock transferred without any legal endorsement, pursuant to Rule 144(k) under the Securities Exchange Act of 1934, as amended. The counterclaim seeks damages of $900,000 based upon the value of the stock at the highest amount at which it traded, which is alleged to be $5.00 per share.

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

                  THE BANKER'S STORE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment disclosure information follows:

                  THE BANKER'S STORE, INC. AND SUBSIDIARIES
      DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

                   TWELVE MONTHS ENDED             TWELVE MONTHS ENDED
                           MAY                             MAY
                           2008                            2007
               Banking    Office               Banking    Office
              Equipment  Equipment   Totals   Equipment  Equipment   Totals
              ---------- --------- ---------- ---------- --------- ----------
Revenues
from external
customers     $2,040,473 $ 383,995 $2,424,468 $2,325,322 $ 296,688 $2,622,010

Intersegment
revenues               -         -          -          -         -          -

Interest
Revenue            4,233         -      4,233      5,995         -      5,995

Interest expense  16,539         -     16,539     17,039         -     17,039

Net interest
Expense           12,306         -     12,306     11,043         -     11,043

Depreciation and
Amortization      18,957     1,012     19,969     24,435       719     25,154

Segment
profit (loss)   (244,871)  (77,959)  (322,830)  (189,899)  (27,624) (217,523)

Segment assets $ 909,496  $ 82,952  $ 992,448 $1,294,827  $100,975 $1,395,802


NOTE 11 - SHARE BASED COMPENSATION

On January 11, 2007, the Company established a share based compensation plan, which is described below. The compensation cost that has been charged against income was $11,556 for the year ended May 31, 2007, and $0 for the year ended May 31, 2008. No income tax benefit was recognized during either year "See Note 6". There were no options exercised and no effect on cash flows during the year ended May 31, 2007 or May 31, 2008.


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

On October 9, 2006 the Company entered into Employment Agreements with Vincent C. Buckman and Samuel J. Stone with regard to their service as President and Chief Executive Officer and Chief Financial Officer, respectively. Under the Employment Agreements, the Company granted options to Mr. Buckman and Mr. Stone to purchase 300,000 shares and 250,000 shares, respectively, of the Company's Common Stock. Shareholders of the Company approved these option agreements at the annual meeting of shareholders held on January 11, 2007. The exercise price of these options was equal to fair market value of the Company's Common Stock on the date of issuance. The Company also agreed to issue options to Mr. Buckman to purchase an additional 245,455 shares of Common Stock and options to Mr. Stone to purchase an additional 204,545 shares of Common Stock pursuant to the Employment Agreements. These additional options will be granted pursuant to the Plan as described below.

                                                               Number of
                                                         securities remaining
                Number of securities                          available for
                  to be issued upon    Weighted-Average      future issuance
                    exercise of        exercise price of      under equity
                 outstanding options  outstanding options  compensation plans
Equity
compensation
plans approved    300,000 shares            $.07          950,000 shares (2)
by security
holders (1)

(1) Shareholders approved stock option agreements granted to the Company's President and Chief Executive Officer and the Company's Financial Officer with respect to a total of 550,000 shares at the Company's annual meeting of shareholders held on January 11, 2007. At the January 11, 2007 annual meeting, shareholders also approved the 2006 Stock Ownership Incentive Plan ("Plan") which authorizes the grant of restricted stock and stock options with respect to a maximum of 950,000 shares.

(2) Although no options have been granted under the Plan, pursuant to employment agreements with the Company's President and Chief Executive Officer and the Company's Chief Financial Officer ("Employment Agreements"), the Company agreed to issue options in 2007 and 2008 under the Plan to the Company's President and Chief Executive Officer to purchase a total of an additional 245,455 shares of Common Stock, and to the Company's Chief Financial Officer to purchase a total of an additional 204,545 shares of Common Stock with an exercise price equal to fair market value on the date of grant. See "2006 Stock Ownership Incentive Plan" below.

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

(1)  In January 2008, Mr. Samuel J. Stone, the Company's Chief Financial
Officer resigned from the Company.    According to the "2006 Stock Ownership
Incentive Plan" and Mr. Stone's employment agreement, options will vest on the anniversary date of the grant. However, since Mr. Stone did not complete the second year of his contract, these options will not vest.

(2) In July 2008, Mr. Vincent C. Buckman, the Company's President and Chief Executive Officer resigned from the Company. Accordingly, the options to be granted October 9, 2008 will not be granted.

                  THE BANKER'S STORE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The following data summarizes quarterly operating results.

                           August   November  February     May
                             31,       30,       28,       31,
                            2007      2007      2008      2008       Totals

Revenues                  $830,738  $533,635  $557,896  $502,199  $2,424,468

Cost of goods sold         548,547   349,901   319,089   469,331   1,686,868

Gross profit               282,191   183,734   238,807    32,868     737,600

Selling, general
 and administrative
 expenses                  311,198   239,589   297,495   201,953   1,050,235

Income (loss)
 from operations           (29,007)  (55,855)  (58,688) (169,085)   (312,635)

Other income
 (expense)                  (2,068)   (2,655)   (4,459)   (1,013)    (10,195)

Income before
 income tax
 provision                 (31,075)  (58,510)  (63,147) (170,098)   (322,830)

Income tax
 provision                      --        --        --        --          --

Net income (loss)          (31,075)  (58,510)  (63,147) (170,098)   (322,830)
                           --------  --------  -------- ---------  ----------

Basic earnings
 (loss) per common
 share                     $    --   $    --   $ (0.01) $  (0.01)   $  (0.02)
                           --------  --------  -------- ---------  ----------

Diluted earnings
 (loss) per
 common share              $    --   $    --   $ (0.01) $  (0.01)   $  (0.02)
                           --------  --------  -------- ---------  ----------


ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 8A.
CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Cynthia Hayden of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of May 31, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our Annual Report for the year ended May 31, 2009.

(b) Management's Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of May 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of May 31, 2008.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.


Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
And, on June 11, 2008, we appointed outside directors to our board of directors who shall appoint an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of the outside directors, who shall appoint a fully functioning audit committee, will remedy the lack of a functioning audit committee.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

(c) Internal controls. During the year ended May 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.
OTHER INFORMATION

None.

PART III

The information required by Part III, with the exception of Item 13, is incorporated by reference to the Company's definitive proxy statement for the 2008 annual meeting of stockholders, which the Company will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


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

ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into an Acquisition Agreement and Plan of Merger with Chesscom Consultants, Inc. on June 11, 2008. Joan Jolitz, a director of the Company, is the former officer, director and shareholder of Chesscom. Allison Belcher, a director of the Company, is the step-daughter of Joan Jolitz, but has no other connection to Chesscom. The approximate dollar value of the transaction is $_________. As Mrs. Jolitz had assigned her interest in Chesscom to other shareholders prior to the transaction with the Company, neither Mrs. Jolitz or Mrs. Belcher have any monetary interest in the transaction.

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

10.4
Employment Agreement between the Company and Samuel Stone (3)

10.5
2006 Stock Ownership Incentive Plan (4)

21.1
Subsidiaries of the Company. (1)

31.1
Certification Pursuant to Rule 13a-14(a) of Thomas C. Cook, Principal Executive Officer & Director

32.1
Certification of Thomas C. Cook

(1)
Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 1998.

(2)
Incorporated herein by reference from the Company's Form 10-K filed for the year ending May 31, 2000.

(3)
Incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on October 13, 2006.

(4)
Incorporated by reference from the Company's definitive proxy statement filed with the SEC on December 11, 2006.


ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference as described above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     The Banker's Store, Inc.

                                     By:  /s/ Thomas C. Cook
                                          ------------------
                                          Thomas C. Cook
                                          Principal Executive Officer

Date:  July 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas C. Cook                                Dated: July 22, 2009
Thomas C. Cook
Principal Executive Officer and Director

/s/ Stephen K. Wilson                             Dated: July 22, 2009
Stephen K. Wilson
Director

/s/ Joan Jolitz                                   Dated: July 22, 2009
Joan Jolitz
Director

/s/ Allison Belcher                                Dated: July 22, 2009
Allison Belcher
Director