Form 10-Q/A
period 2008-08-31
BANKERS STORE INC
filed 2009-07-24
CIK 27850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                -------------

                                FORM 10-QSB/A

                                -------------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ________TO _________

                        COMMISSION FILE NUMBER: 000-8880

                                -------------

                          THE BANKER'S STORE, INC.
           (Exact name of registrant as specified in its charter)

                                -------------

              NEW YORK                              22-3755756
    State or Other Jurisdiction                  (I.R.S. Employer
    Of Incorporation or Organization             Identification No.)

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

                           THE BANKER'S STORE, INC.
                                  FORM 10-QSB
                                AUGUST 31, 2008
                         PART I - FINANCIAL INFORMATION

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

During the quarter ended August 31, 2008, the Company entered into an Acquisition Agreement and Plan of Merger with Chesscom Consultants, Inc. The Company agreed to acquire 100% of the issued and outstanding shares of Chesscom Consultants, Inc. in exchange for 12,000,000 shares of the Company's common stock. The Company continues the work necessary to reach a valuation for the purchase of Chesscom Consultants, Inc and the Company's commons shares issued for such purchase. At this time a third party valuation is being considered. The purchase of Chesscom Consultant's, Inc. was previously disclosed in the Form 8-K of June 18, 2008. Until such time that the valuation is complete such assets of Chesscom Consultant's Inc. and the Company's common shares thus issued are not accounted for in the financial statements of the Company. The transaction close is pending completion of the valuation.

SIGNIFICANT EVENTS

On July 12, 2008, the Company issued 12,000,000 shares of common stock to the shareholders of Chesscom Consultants, Inc. These shares were issued in exchange for 100% of the issued and outstanding shares of Chesscom
Consultants, Inc.    As then-current  management had determined that Chesscom
had performed all conditions precedent to closing, the shares were issued. The shares were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

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

In August 2008, the Company issued 800,000 shares of common stock in settlement of the note payable of $138,405 and the accrued compensation of $263,100 attributable to the principal shareholder, Paul D. Clark, from prior years. Such amounts totaled approximately $401,505. This transaction resulted in a gain on extinguishment of debt amounting to $345,505. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


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

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the three months ended August 31, 2008 and 2007:


                                                        Three months ended
                                                             August 31,
                                                           2008      2007
Net sales                                                 100.0%    100.0%
Cost of goods sold                                         86.4%     66.0%
Gross profit                                               13.6%     34.0%
Selling, general and administrative expenses               53.2%     37.5%
Income (loss) from operations                             -39.6%     -3.5%
Other                                                      63.4%     -0.2%
Income before income tax provision                         23.8%     -3.7%
Income tax provision                                        0.0%      0.0%
Net income (loss)                                          23.8%     -3.7%
                                                          ------    ------

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

The Company had cash and cash equivalents of $109,749 and working capital of $263,861 at August 31, 2008. At August 31, 2008, the Company's working capital had increased by $189,536 from the year ended May 31, 2008. The increase in working capital was primarily caused by a retirement of a note payable and accrued compensation regarding the principal shareholder in exchange for common stock.

The Company's desire to expand its customer base, enter additional markets and introduce new lines of business was partially achieved during the quarter ended August 31, 2008. The Company will continue evaluating opportunities to grow and expand through mergers or acquisitions, and may hire additional sales personnel in order to reach potential customers in new markets and additional customers in existing markets.

The Company's ability to effect any of these strategies or to take any of these steps will depend on a number of factors including, but not limited to, the Company's ability to generate sufficient cash flow or obtain sufficient capital on reasonable terms; the Company's ability to locate and hire qualified personnel on satisfactory terms and conditions, the availability of attractive candidates for merger or acquisition on reasonable terms and conditions; continued demand for the Company's products and services; the Company's ability to withstand increased competitive pressures; and economic conditions within the industries and markets the Company now serves. There is no assurance that the Company will be able to meet any or all of its goals.

The Company believes that its available cash and cash from operations will be sufficient to satisfy the Company's funding needs through at least August 31, 2009. However, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additions, if needed, will be available on satisfactory terms, if at all.

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

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting known to the President that occurred during the period covered by this report that have materially affected, or are likely to materially effect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company's ongoing legal proceedings which began in March of 2000 against Stamford Financial Consulting, Inc. and George C. Bergleitner, Jr. have been settled. On September 25, 2008, the parties agreed to resolve the dispute(s) through a confidential settlement agreement, with no admission of liability by either party. The parties have filed a notice of dismissal of all actions referred to above with the Court.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

a)Exhibits


Exhibit Number   Description
    31.1         Certification Pursuant to Rule 13a-14(a) of Thomas C. Cook,
                 Principal Executive Officer and Director
    31.2         Certification of Thomas C. Cook

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

SIGNATURES

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AUGUST 31, 2008 (Unaudited) AND MAY 31, 2008


CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 AUGUST 31,     MAY 31,
ASSETS                                              2008         2008
Current Assets:
Cash and cash equivalents                        $  109,749   $  149,365

Accounts receivable, net of allowance for
bad debts of $4,043                                 147,853      131,820

Inventories                                         568,807      578,790
Prepaid expenses and other current assets            85,899       62,461

Total current assets                                912,308      922,436

Equipment and improvements, net                      70,788       69,181
Other assets                                            831          831

Totals                                           $  983,927   $  992,448
                                                 ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                $        -   $        -
Accounts payable and accrued expenses               371,230      137,377
Customer deposits                                   277,216      305,115
Note payable - principal stockholder                      -      142,519
Accrued compensation - principal stockholder              -      263,100

Total current liabilities                           648,446      848,111

Long-term debt, net of current portion                    -            -

Total liabilities                                   648,446      848,111

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value;  200,000,000
shares authorized;  15,754,781 shares
issued and outstanding                              157,548      149,548
Additional paid-in capital                          612,529      553,889
Less: treasury stock 2,000 shares (at cost)          (2,000)      (2,000)
Accumulated (deficit) earnings                     (432,596)    (557,100)
                                                 ----------   ----------

Total stockholders' equity                          335,481      144,337

Totals                                           $  983,927   $  992,448
                                                 ----------   ----------

  The accompanying notes are an integral part of these financial statements.

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     AUGUST 31, 2008  AND 2007 (Unaudited)


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED
                                                            AUGUST 31,
                                                         2008        2007
Revenue                                              $  524,956  $  830,738

Cost of goods sold                                      453,576     548,547

Gross profit                                             71,380     282,191

Selling, general and administrative expenses            279,476     311,198

Income (loss) from operations                          (208,096)    (29,007)

Other income (expense):
Interest income (expenses)                                  241       2,027
Interest expense                                         (2,508)     (4,095)
Gain on extinguishment of debt to
  princial stockholder                                  334,865

Total other income (expense):                           332,598      (2,068)

Income before income tax provision                      124,502     (31,075)

Income tax provision                                          -           -

Net income                                           $  124,502  $  (31,075)
                                                     ----------  -----------

Basic earnings (loss) per common share               $     0.01  $    (0.00)

Diluted earnings (loss) per share                    $     0.01  $    (0.00)

  The accompanying notes are an integral part of these financial statements.

                THE BANKER'S STORE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         THREE MONTHS ENDED AUGUST 31, 2008 AND 2007 (Unaudited)


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            AUGUST 31,
                                                         2008        2007
Operating activities
Net income (loss)                                     $ 124,502   $ (31,075)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                             5,015       5,149
Stock based compensation                                      -       4,333
Changes in operating assets and liabilities:
Accounts notes and contracts receivable                 (16,032)   (130,350)
Inventories                                               9,982      14,506
Prepaid expenses and other current assets               (23,437)     46,876
Accounts payable and accrued expenses                   233,853     147,112
Customer deposits                                       (27,899)   (138,629)

Net cash (used in) operating activities                 305,984     (82,078)

Investing activities
Capital expenditures, net of writeoffs                   (6,621)     (6,065)

Net cash (used in) investing activities                  (6,621)     (6,065)

Financing activities
Increase (decrease) in long-term debt, net                    -      (1,781)
Proceeds from long-term debt                                  -           -
Loan payable - Borrowing from principal stockholder    (405,619)    (11,394)
Common stock issued                                       8,000           -
Purchase of Treasury stock                                                -
Additional paid in capital                               58,640           -

Net cash provided by (used  in) financing activities   (338,979)    (13,175)

Net decrease in cash and cash
Equivalents                                             (39,616)   (101,318)

Cash and cash equivalents, beginning of period          149,365     357,323

Cash and cash equivalents, end of period             $  109,749  $  256,005
                                                     ----------  ----------

Supplemental disclosure of cash flow information:
Interest paid                                        $    2,508  $    4,095
                                                     ----------  ----------
Income taxes paid                                    $        -  $        -
                                                     ----------  ----------

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

                THE BANKER'S STORE, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)

Revenues and other related segment information follows for the three months ended August 31, 2008 and 2007:

                THE BANKER'S STORE, INC. AND SUBSIDIARIES
      DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS


                    THREE MONTHS ENDED             THREE MONTHS ENDED
                          AUGUST                          AUGUST
                           2008                            2007
               Banking    Office               Banking    Office
              Equipment  Equipment   Totals   Equipment  Equipment   Totals
              ---------- --------- ---------- ---------- --------- ----------
Revenues from
external
customers     $  470,838 $  54,118 $  524,956 $  696,906 $ 133,832 $ 830,738

Segment
profit (loss)    134,599   (10,097)   124,502    (25,739)   (5,336)  (31,075)

Segment
Assets       $   916,946 $  66,980 $  983,926 $1,275,723 $  88,647 $1,364,370

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE BANKER'S STORE, INC.

                                By:  /s/ Thomas C. Cook
                                     ------------------
                                     Thomas C. Cook
                                     Principal Executive Officer and Director

Dated :  July 22, 2009