Form 10-Q/A
period 2008-11-30
BANKERS STORE INC
filed 2009-07-24
CIK 27850

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               -----------

                               FORM 10-Q/A

                               -----------

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

                               -----------

                        THE BANKER'S STORE, INC.
          (Exact name of registrant as specified in its charter)

                               -----------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]           Accelerated filer  [ ]
Non-accelerated filer  [ ]             Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b 2 of the Exchange Act).   Yes  [ ]    No  [X]

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $0.01, 15,754,781 shares outstanding as of November 30, 2008.

                          THE BANKER'S STORE, INC.

                                FORM 10-Q/A

                             NOVEMBER 30, 2008

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

On June 11, 2008, the Company entered into an Acquisition Agreement and Plan of Merger with Chesscom Consultants, Inc. ("Chesscom") that contemplated the merger of Chesscom with and into the Company in exchange for 12 million shares of Company common stock. On November 24, 2008, the Board of Directors approved an amendment to the Acquisition Agreement and Plan of Merger, which changed the nature of the transaction from one of a merger by and between The Banker's Store, Inc. and Chesscom Consultants, Inc. to one of an acquisition of Chesscom Consultants, Inc. as a wholly-owned subsidiary of The Banker's Store, Inc. Despite the approval of the Board of this amendment, the transaction had not closed as of November 30, 2009 due to the continuing refusal of the Company's then president, Cynthia A. Hayden, to sign the amendment.

The consulting agreement dated May 1, 2008 between the company and ZBI of Michigan and Woodmoor Associates, LLC was not renewed and was terminated at the end of the six month contractual period.

GOING CONCERN

We have experienced significant operating losses over the last 18 months. Our net operating loss for the six months ended November 30, 2008 was $718,750 and for the prior fiscal year ended May 31, 2008 was $312,635, respectively. The Company has experienced losses from continuing operations during the last two quarters and for the prior fiscal year and has an accumulated deficit of $943,719 as of November 30, 2008. Net cash used for continuing operations for the six month period ended November 30, 2008 was negative $519,827 and for the prior fiscal year ending May 31, 2008 was negative $152,691. As of November 30, 2008, the Company's cash is negative and the only principal source of liquidity is $802,033 of trade accounts receivable. Such conditions raise substantial doubt that the Company will be able to continue as a going concern. These operating results occurred while the Company was completing the business combination and was transitioning and combining the two operating divisions in Florida and Kentucky. The Company is taking measures to increase revenues, continue to reduce operating costs, and generate positive cash flows from operations.

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

Below is a forecasted Statements of Operations for the three month and six month periods ending November 30, 2008 and 2007, respectively and for the 12 month period ended May 31, 2009 which incorporates the Company's actual financial results for those periods. This forward looking statement should not be relied upon as achievable results due the many factors affecting the Company and its operations. The Company disclaims any intent or obligation to update these forward-looking statements.

                 THE BANKER'S STORE, INC. AND SUBSIDIARIES

         FORECASTED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED NOVEMBER, 2008 AND 2007 (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           NOVEMBER 30,
                                                         2008        2007
Revenue                                               $1,455,898  $4,213,546

Income (loss) from operations                           (510,656)   (182,255)

Net income                                            $ (511,123) $ (167,685)

Basic earnings (loss) per common share                $    (0.03) $    (0.01)

Diluted earnings (loss) per share                     $    (0.03) $    (0.01)


                 THE BANKER'S STORE, INC. AND SUBSIDIARIES

         FORECASTED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            SIX MONTHS ENDED NOVEMBER, 2008 AND 2007 (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                           NOVEMBER 30,
                                                         2008        2007
Revenue                                               $4,080,579  $4,124,667

Income (loss) from operations                           (739,747)     64,119

Net income                                            $ (407,616) $   47,557

                                                      $    (0.03) $     0.00

Diluted earnings (loss) per share                     $    (0.03) $     0.00

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES

           FORECASTED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE TWELVE MONTH PERIOD ENDED MAY 31, 2009 (UNAUDITED)

                                                      TWELVE MONTHS ENDED
                                                          MAY 31, 2009
Revenue                                                   $  4,730,855

Income (loss) from operations                             $   (998,897)

Net income                                                $   (673,056)

Basic earnings (loss) per common share                    $      (0.05)

Diluted earnings (loss) per share                         $      (0.04)

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

Contingencies:

Litigation:

The Company has been served with a lawsuit by Woodmoor and Associates, LLC ("Woodmoor") whereby Woodmoor contends the Company owes Woodmoor $150,000 related to an alleged note payable. On or about October 1, 2008 Woodmoor loaned the Company $150,000 to be used for working capital. The Company does not dispute the existence of the loan or the amount thereof. Woodmore alleges that the loan was due on demand, but the Company believes that the payment schedule, or any other loan terms and conditions, were ever agreed upon. Until this matter is resolved, the Company has recorded this loan in the financials of the Company as a Note Payable to consultant. The Company has secured counsel to represent the Company in this matter

The Company has been served with a lawsuit by Fortis Security ("Fortis"), whereby Fortis contends the Company owes Fortis an outstanding balance of $6,804 related to various equipment purchases. The Company does not dispute that this amount is owed to Fortis and expects to have the outstanding balance resolved within the next 90 days.

RESULTS OF OPERATIONS

The following table sets forth operating data as a percentage of revenue for the six months and three month periods ended November 30, 2008 and 2007:

Net Sales                                       100%    100%    100%    100%

Cost of goods sold                             97.7%   65.9%  101.8%   65.6%

Gross profit                                    2.3%   34.1%   -1.8%   34.4%

Selling, general and administrative expense    38.6%   40.4%   33.3%   44.9%

Income (loss) from operation                  -36.3%   -6.3%  -35.1%  -10.5%

Other                                          16.8%   -0.3%    0.0%   -0.5%

Income before income tax provision            -19.5%   -6.6%  -35.1%  -11.0%

Income tax provision                            0.0%    0.0%    0.0%    0.0%

Net income (loss)                             -19.5%   -6.6%  -35.1%  -11.0%
                                              ======   =====  ======  ======


RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED NOVEMBER 30, 2008 AS COMPARED TO THE SIX AND THREE MONTHS ENDED NOVEMBER 30, 2007

Revenues were approximately $1,980,855 for the six months ending November 30, 2008 as compared to approximately $1,364,372 for the six months ended November 30, 2007 reflecting an increase of approximately $616,483, or 45%. The increase in revenues during the six months ending November 30, 2008 is the result of the Company's business expansion with a Tampa, Florida office specializing in the sales, service, and support of financial institution equipment and diversifying into the access control and integration market. The revenues for the three months ending November 30, 2008 were $1,455,898 as compared to $533,635 for the three months ended November 30, 2007, reflecting an increase of approximately $922,263, or 172.8%. This increase for the three months ending November 30, 2008 is the direct result of increased equipment sales due to the additional sales driven from the Tampa, Florida office.

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

The Company had bank overdrafts of $10,047 and negative working capital of $769,673 at November 30, 2008. At November 30, 2008, the Company's working capital had decreased by $843,998 from the year ended May 31, 2008. The decrease in working capital was primarily caused by the additional expenditures associated with the acquisition of the Tampa, Florida office.

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

The Company believes that its available cash and cash from operations will be sufficient to satisfy the Company's funding needs through at least November 30, 2009. However, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additions, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be substantially dilutive to stockholders, and debt financing, if available, may include restrictive covenants and also result in substantial dilution to stockholders. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's new products and products under consideration are successfully developed, gain market acceptance, become and remain competitive as well as the costs and timing of further expansion of sales and marketing. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of November 30, 2008, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Cynthia Hayden, the Company's President, supervised and participated in this evaluation. Based on this evaluation, Ms. Hayden concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting known to the President that occurred during the period covered by this report that have materially affected, or are likely to materially effect, the Company's internal control over financial reporting.


ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Current management has concluded that as of November 30, 2008, the end of the period covered by this report, the disclosure controls and procedures were effective.

Changes in Internal Controls. During the quarter ended November 30, 2008, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been served with a lawsuit by Woodmoor and Associates, LLC ("Woodmoor") whereby Woodmoor contends the Company owes Woodmoor $150,000 related to an alleged note payable. On or about October 1, 2008 Woodmoor loaned the Company $150,000 to be used for working capital. The Company does not dispute the existence of the loan or the amount thereof. Woodmore alleges that the loan was due on demand, but the Company believes that the payment schedule, or any other loan terms and conditions, were ever agreed upon. Until this matter is resolved, the Company has recorded this loan in the financials of the Company as a Note Payable to consultant. The Company has secured counsel to represent the Company in this matter

The Company has been served with a lawsuit by Fortis Security ("Fortis"), whereby Fortis contends the Company owes Fortis an outstanding balance of $6,804 related to various equipment purchases. The Company does not dispute that this amount is owed to Fortis and expects to have the outstanding balance resolved within the next 90 days.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

a)Exhibits

Exhibit Number   Description

31.1 Certification Pursuant to Rule 13a-14(a) of Thomas C. Cook, Principal Executive Officer
31.2             Certification of Thomas C. Cook

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


CONDENSED CONSOLIDATED BALANCE SHEETS

                                             NOVEMBER 30,      MAY 31,
                                                2008            2008
ASSETS

Current Assets:
Cash and cash equivalents                    $              $     149,365

Accounts receivable, net of allowance
for bad debts of $4,043                           802,033         131,820

Costs and estimated earning in
excess of billings                                369,713               -

Inventories                                       480,377         578,790

Prepaid expenses and other current assets          90,995          62,461

Total current assets                            1,743,118         922,436

Equipment and improvements, net                    93,032          69,181

Other assets, including Goodwill,
net of amortization                               500,999             831

Totals                                       $  2,337,149   $     992,448

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank Overdrafts                              $     10,047   $           -
Accounts payable and accrued expenses           1,089,552         137,377
Customer deposits                                 247,097         305,115
Deferred Service Contracts                          8,718               -
Note payable - principal stockholder                    -         142,519
Note payable - AFC Holdings, Inc.                 535,000               -
Note payable - consultant                         150,000               -
Accrued compensation - principal stockholder            -         263,100
Short Term Debt - Funding Company                  58,363               -
Billings in excess of costs and
  estimated earnings                              414,014               -

Total current liabilities                       2,512,791         848,111

Total liabilities                               2,512,791         848,111

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; 200,000,000
shares authorized; 15,754,781 shares
issued and outstanding                            157,548         149,548
Additional paid-in capital                        612,529         553,889
Less: treasury stock 2,000 shares (at cost)        (2,000)         (2,000)
Accumulated (deficit) earnings                   (943,719)       (557,100)

Total stockholders' equity                       (175,642)        144,337

Totals                                        $ 2,337,149     $   992,448

  The accompanying notes are an integral part of these financial statements.

                  THE BANKER'S STORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     NOVEMBER, 2008 AND 2007 (UNAUDITED)


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            SIX MONTHS ENDED           THREE MONTHS ENDED
                              NOVEMBER 30,                NOVEMBER 30,
                           2008          2007          2008          2007
Revenue                $ 1,980,855   $ 1,364,372   $ 1,455,898   $   533,635

Cost of goods sold       1,935,782       898,448     1,482,207       349,901

Gross profit                45,073       465,924       (26,309)      183,734

Selling, general and
administrative expenses    763,823       550,786       484,347       239,589

Income (loss) from
Operations                (718,750)      (84,862)     (510,656)      (55,855)

Other income (expense):
Interest income (expenses)     410         3,255           169         1,228
Interest expense            (3,145)       (7,979)         (637)       (3,883)
Gain on extinguishment of
 debt to princial
 stockholder               334,866

Total other
 income (expense):         332,131        (4,724)         (468)       (2,655)

Income before income
 tax provision            (386,619)      (89,586)     (511,124)      (58,510)

Income tax provision             -             -             -             -

Net income             $  (386,619) $    (89,586) $   (511,124) $    (58,510)
                       ------------ ------------- ------------- -------------

Basic earnings (loss)
per common share       $     (0.03) $      (0.01) $      (0.03) $      (0.00)
                       ------------ ------------- ------------- -------------

Diluted earnings
(loss) per share       $     (0.03) $      (0.01) $      (0.03) $      (0.00)
                       ------------ ------------- ------------- -------------

  The accompanying notes are an integral part of these financial statements.

                  THE BANKER'S STORE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED NOVEMBER 30,  2008 AND 2007 (UNAUDITED)


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          NOVEMBER 30,
                                                       2008          2007
Operating activities
Net income (loss)                                  $  (386,619)  $   (89,586)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                           36,134        10,403
Stock based compensation                                     -         8,667
Changes in operating assets and liabilities:
Accounts and contracts receivable                     (670,213)      (45,194)
Inventories                                             98,412       117,754
Earnings in Excess of Billings                        (369,713)            -
Prepaid expenses and other current assets              (28,533)       48,347
Other assets                                          (526,232)       16,286
Accounts payable and accrued expenses                  962,222         7,161
Billings in Excess of Earnings                         414,014             -
Deferred Income                                          8,718             -
Customer deposits                                      (58,017)     (217,890)

Net cash (used in) operating activities               (519,827)     (144,052)

Investing activities
Capital expenditures, net of writeoffs                 (33,922)       (6,066)

Net cash (used in) investing activities                (33,922)       (6,066)

Financing activities
Increase (decrease) in long-term debt, net                   -        (2,346)
Increase (decrease) in short-term debt, net             58,363             -
Notes Payable - AFC Holdings and Consultant            685,000             -
Loan payable - Borrowing from
  principal stockholder                               (405,619)      (23,040)
Common stock issued                                      8,000             -
Additional paid in capital                              58,640             -

Net cash provided by (used in)
  financing activities                                 404,384       (25,386)

Net decrease in cash and cash equivalents             (149,365)     (175,504)

Cash and cash equivalents, beginning of period         149,365       357,323

Cash and cash equivalents, end of period           $         0   $   181,819
                                                   ------------  ------------

Supplemental disclosure of cash flow information:
Interest paid                                      $     3,145   $     7,979
                                                   ------------  ------------
Income taxes paid                                  $         -   $         -
                                                   ------------  ------------


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

                           THE BANKER'S STORE, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

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

Note 5 - Contingencies:

Litigation:

The Company has been served with a lawsuit by Woodmoor and Associates, LLC ("Woodmoor") whereby Woodmoor contends the Company owes Woodmoor $150,000 related to an alleged note payable. On or about October 1, 2008 Woodmoor loaned the Company $150,000 to be used for working capital. The Company does not dispute the existence of the loan or the amount thereof. Woodmore alleges that the loan was due on demand, but the Company believes that the payment schedule, or any other loan terms and conditions, were ever agreed upon. Until this matter is resolved, the Company has recorded this loan in the financials of the Company as a Note Payable to consultant. The Company has secured counsel to represent the Company in this matter

The Company has been served with a lawsuit by Fortis Security ("Fortis"), whereby Fortis contends the Company owes Fortis an outstanding balance of $6,804 related to various equipment purchases. The Company does not dispute that this amount is owed to Fortis and expects to have the outstanding balance resolved within the next 90 days.

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

                 THE BANKER'S STORE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (UNAUDITED)

Revenues and other related segment information follows for the six months and three months ended November 30, 2008 and 2007:

                THE BANKER'S STORE, INC. AND SUBSIDIARIES

      DISCLOSURE OF REPORTED SEGMENT PROFIT OR LOSS, AND SEGMENT ASSETS

                      SIX MONTHS ENDED              SIX MONTHS ENDED
                         NOVEMBER                        NOVEMBER
                           2008                            2007
               Banking    Office               Banking    Office
              Equipment  Equipment   Totals   Equipment  Equipment   Totals
              ---------- --------- ---------- ---------- --------- ----------
Revenues from
external
customers     $1,908,916 $  71,939 $1,980,855 $1,148,655 $ 215,717 $1,364,372

Segment profit
(loss)          (374,659)  (11,960)  (386,619)   (56,114)  (33,472)  (89,586)

Segment assets$2,272,316 $  64,833 $2,337,149 $1,045,493 $  33,276 $1,078,769


                     THREE MONTHS ENDED             THREE MONTHS ENDED
                         NOVEMBER                        NOVEMBER
                           2008                            2007
               Banking    Office               Banking    Office
              Equipment  Equipment   Totals   Equipment  Equipment   Totals
              ---------- --------- ---------- ---------- --------- ----------
Revenues from
external
customers     $1,438,078 $  17,820 $1,455,898 $  451,750 $  81,885 $  533,635

Segment
profit (loss)   (509,258)   (1,865)  (511,123)   (30,373)  (28,137)  (58,510)

Segment
Assets        $2,272,316 $  64,833 $2,337,149 $1,045,493 $  33,276 $1,078,769

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

The future amortization expense for each of the five succeeding years relating to all intangible assets that are currently recorded in the Consolidated Statement of Financial Position is estimated to be the following at May 31, 2009:


Fiscal Period Ending/Dollars in Thousands
2010                    $104
2011                    $104
2012                    $104
2013                    $104
2014 - 3 months          $27

Note 8 - Debt and Notes Payable:

Factoring Agreement

The Company entered into a Factoring, Loan, and Security Agreement (the "Agreement") with a financing company on September 19, 2008, which allows for borrowings of up to $2,000,000. The Agreement expires on September 18, 2009, and automatically renews annually thereafter. All borrowings are secured by outstanding receivables specifically assigned to the financing company. Assigned receivables are considered "Approved" or "Non-Approved" by the financing company.

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

The total outstanding advance made under the agreement as of November 30,
2008 is $58,363 which is presented as short-term debt.   The weighted average
rate of interest for borrowings made under the Agreement was 14.0% for the six months ended November 30, 2008. As of November 30, 2008, the Company's availability for future borrowing under the agreement is $89,000 which is contingent on approval of eligible receivables by the financing company.

Unsecured Subordinated Note - Woodmoor and Associates, LLC

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

Unsecured Subordinated Debt - AFC Holdings, Inc.

On August 19, 2008 the Company entered into a business combination with AFC Holdings, Inc. and related subsidiaries and AFC Systems, Inc. The Company entered into an Agreement for the Servicing, Subcontracting and Assignment of the Rights to Certain Assets with AFC Holdings, Inc., and related subsidiaries. The agreement calls for a maximum payment of $135,000 and to issue warrants on common stock valued at a maximum of $400,000. The agreement has been recorded in the Company's records as a current note payable of $535,000 and as of November 30, 2008, is reflected as a note payable - AFC Holdings, Inc. in the current liabilities section of the Balance Sheet.

Note 9 - Business Combination:

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

Below is a forecasted Statements of Operations for the three month and six month periods ending November 30, 2008 and 2007, respectively and for the 12 month period ended May 31, 2009 which incorporates the Company's actual financial results for those periods. This forward looking statement should not be relied upon as achievable results due the many factors affecting the Company and its operations. The Company disclaims any intent or obligation to update these forward-looking statements.

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES
          FORECASTED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED NOVEMBER, 2008 AND 2007 (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          NOVEMBER 30,
                                                       2008          2007

Revenue                                            $ 1,455,898   $ 4,213,546

Income (loss) from operations                         (510,656)     (182,255)

Net income                                         $  (511,123)  $  (167,685)

Basic earnings (loss) per common share             $     (0.03)  $     (0.01)

Diluted earnings (loss) per share                  $     (0.03)  $     (0.01)


                   THE BANKER'S STORE, INC. AND SUBSIDIARIES
         FORECASTED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            SIX MONTHS ENDED NOVEMBER, 2008 AND 2007 (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                          NOVEMBER 30,
                                                       2008          2007
Revenue                                            $ 4,080,579   $ 4,124,667

Income (loss) from operations                         (739,747)       64,119

Net income                                         $  (407,616)  $    47,557

Basic earnings (loss) per common share             $     (0.03)  $     (0.01)

Diluted earnings (loss) per share                  $     (0.03)  $     (0.01)

                 THE BANKER'S STORE, INC. AND SUBSIDIARIES
          FORECASTED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE TWELVE MONTH PERIOD ENDED MAY 31, 2009 (UNAUDITED)

                                                         TWELVE MONTHS ENDED
                                                             MAY 31, 2009
Revenue                                                  $        4,730,855

Income (loss) from operations                            $         (998,897)

Net income                                               $         (673,056)

Basic earnings (loss) per common share                   $            (0.05)

Diluted earnings (loss) per share                        $            (0.04)

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