Form 10-Q/A
period 2009-02-28
BANKERS STORE INC
filed 2009-07-24
CIK 27850

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

                                 FORM 10-Q/A

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

On June 11, 2008 the Company entered into an agreement to acquire Chesscom Consultants Inc. The acquisition of Chesscom Consultants Inc. was previously disclosed in the Form 8-K of June 18, 2008. Under the agreement the Company issued 12,000,000 shares of common stock on July 14, 2008, in exchange for the shares of Chesscom Consultants Inc. Valuing the transaction requires assessing the value of the various assets and liabilities of Chesscom Consultants Inc. and the value of the 12,000,000 shares of the Company's common stock. The Company's common stock is not traded in any significant volume and the 12,000,000 shares though a significant block of stock does not represent a control position. Under such circumstances it is expected that such shares would trade at a significant discount to market at this time.
One assessment is to value at a recent average bid. In this instance the transaction value approximates $480,000. Assessing the value of the assets and liabilities of Chesscom Consultants Inc. requires valuing various notes receivable and deferred payment contracts receivable that Chesscom Consultants Inc. holds. These are offset by liabilities of minimal amounts. At June 30, 2008 the net assets of Chesscom Consultants Inc. amounted to approximately $919,000. The notes and contracts receivable are related to an unrelated company that received a going concern qualification from its independent auditors as of December 31, 2007. During the quarter ended June 30, 2008 the unrelated company was able to repay approximately $3.9 million of its indebtedness. Given the independent auditors report and that the company reduced its indebtedness by the approximate $3.9 million the Company will establish an allowance for possible losses related to such notes and contracts receivable. Until the completion of an assessment of value, a third party valuation is being considered, the Company will account for the transaction value at the estimated $480,000. Upon completion of the valuation the transaction will be adjusted accordingly. Should the evaluation and or collection of such notes and contracts receivable result in the realization of less than the amounts established, net of the $458,000 allowance for possible losses a charge to operations will be required. Management does not consider such charge, if any to result in further impairment of operations or require the expenditure of funds necessary to operations.

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

GOING CONCERN

We have experienced significant operating losses over the last 9 months. Our net operating loss for the nine months ended February 28, 2009 was $596,035 and for the prior fiscal year ended May 31, 2008 was $312,635, respectively. The Company has experienced losses from continuing operations during the last three quarters and for the prior fiscal year and has an accumulated deficit of $1,153,135 as of February 28, 2009. Net cash used for continuing operations for the nine month period ended February 28, 2009 was negative $115,654 and for the prior fiscal year ending May 31, 2008 was negative $152,691. As of February 28, 2009, the Company's principal source of liquidity is $441,965 of trade accounts receivable and other receivables and contracts acquired net of $456,289. Such conditions raise substantial doubt that the Company will be able to continue as a going concern. These operating results occurred while the Company was completing the business combination and was transitioning and combining the operating divisions in Florida and Kentucky. The Company is taking measures to increase revenues, continue to reduce operating costs, and generate positive cash flows from operations. Measures impacting operating costs include significantly reducing financial institution segment staff in response to market conditions; reducing fixed overhead through downsizing of facilities; reducing rolling stock to levels reflective of market conditions; reducing inventory; and reducing management/office compensation and personnel. Measures specific to increasing revenues include a specific focus on the newest business segment, access controls and security integration as demand remains stable. In addition attention is directed to the collection of funds due the Company. Further, the Company continues to seek alternatives to its present borrowing arrangements that management considers excessive. These steps are believed to represent the basis to return the Company to profitability and to provide positive cash flows from operations.

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

SIGNIFICANT EVENTS

On July 12, 2008, the Company issued 12,000,000 shares of common stock to the shareholders of Chesscom Consultants, Inc. These shares were issued in exchange for 100% of the issued and outstanding shares of Chesscom Consultants, Inc. As then-current management had determined that Chesscom had performed all conditions precedent to closing, the shares were issued. The shares were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended. On November 24, 2008, the Board of Directors approved an amendment to the Acquisition Agreement and Plan of Merger to alter the nature of the transaction to one of a share exchange, whereby Chesscom would be acquired by the Company as a wholly-owned subsidiary, rather than merged into the Company. This transaction was not closed until March 5, 2009, due to the refusal of the previous president of the Company, Cynthia A. Hayden, to sign the amendment.

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

The Company has been served with a lawsuit in Warren Circuit Court, Commonwealth of Kentucky, by Paul D. Clark and Roberta W. Clark, who are major shareholders of the Company and former officers and directors of the Company. Also named as Defendants in this suit are Company subsidiaries B.G. Banking Equipment, Inc., Financial Building Equipment Exchange, Inc., Leep Industries, Inc., Chesscom Technologies, Inc. (f/k/a Chesscom Consultants, Inc.), Directors Stephen K. Wilson, Allison Belcher, and Joan Jolitz, One Kentucky, Inc., a corporation controlled by director Stephen K. Wilson, and consultants Tom Jolitz, Thomas Graham, ZBI of Michigan, Ic., and Woodmoor Associates, LLC. The verified amended complaint was filed by the Clarks on May 11, 2009. The Plaintiffs allege that defendants Tom Jolitz, Thomas Graham, ZBI, and Woodmoor entered into a consulting agreement with the Plaintiffs, which was allegedly not performed on, and also entered into a share purchase agreement to purchase the Plaintiffs' shares in the Company, which was allegedly not performed. The plaintiffs further allege that the various individual defendants conspired to defraud the Plaintiffs by pursuing a merger between the Company and Chesscom Consultants, Inc., which the Plaintiffs claim was not worth what it was represented to be. The Plaintiffs are seeking $900,000.00 in damages. The Defendants in this case have filed counterclaims against the Clarks, alleging that (1) the Clarks breached their agreement to sell their shares in the Company, (2) the Clarks attempted to remove three members of the Board of Directors through means contrary to existing law, and (3) the Clarks and their attorney have committed tortious business interference with the business relationships of The Banker's Store and of Chesscom. The Company intends to defend itself vigorously in this matter, and management is confident in the prospects for a successful defense of this litigation.

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

(b) CHANGES IN INTERNAL CONTROLS. As reported in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, SIGNIFICANT EVENTS. No change occurred in our internal controls over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of February 28, 2009 our current management has concluded that our disclosure controls and procedures are effective. Further, the President is not aware of changes that would render the disclosure controls and procedures ineffective for the period ended February 28, 2009.

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

The Company has been served with a lawsuit in Warren Circuit Court, Commonwealth of Kentucky, by Paul D. Clark and Roberta W. Clark, who are major shareholders of the Company and former officers and directors of the Company. Also named as Defendants in this suit are Company subsidiaries B.G. Banking Equipment, Inc., Financial Building Equipment Exchange, Inc., Leep Industries, Inc., Chesscom Technologies, Inc. (f/k/a Chesscom Consultants, Inc.), Directors Stephen K. Wilson, Allison Belcher, and Joan Jolitz, One Kentucky, Inc., a corporation controlled by director Stephen K. Wilson, and consultants Tom Jolitz, Thomas Graham, ZBI of Michigan, Ic., and Woodmoor Associates, LLC. The verified amended complaint was filed by the Clarks on May 11, 2009. The Plaintiffs allege that defendants Tom Jolitz, Thomas Graham, ZBI, and Woodmoor entered into a consulting agreement with the Plaintiffs, which was allegedly not performed on, and also entered into a share purchase agreement to purchase the Plaintiffs' shares in the Company, which was allegedly not performed. The plaintiffs further allege that the various individual defendants conspired to defraud the Plaintiffs by pursuing a merger between the Company and Chesscom Consultants, Inc., which the Plaintiffs claim was not worth what it was represented to be. The Plaintiffs are seeking $900,000.00 in damages. The Defendants in this case have filed counterclaims against the Clarks, alleging that (1) the Clarks breached their agreement to sell their shares in the Company, (2) the Clarks attempted to remove three members of the Board of Directors through means contrary to existing law, and (3) the Clarks and their attorney have committed tortious business interference with the business relationships of The Banker's Store and of Chesscom. The Company intends to defend itself vigorously in this matter, and management is confident in the prospects for a successful defense of this litigation.

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

Date: July 22, 2009