Form 10-K/A
period 2008-05-31
BANKERS STORE INC
filed 2009-11-24
CIK 27850

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


ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 8A.
CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Based upon an evaluation by Cynthia Hayden, acting as our principal executive officer and as our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of May 31, 2008.

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

ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into an Acquisition Agreement and Plan of Merger with Chesscom Consultants, Inc. on June 11, 2008. Joan Jolitz, a director of the Company, is the former officer, director and shareholder of Chesscom. Allison Belcher, a director of the Company, is the step-daughter of Joan Jolitz, but has no other connection to Chesscom. The approximate dollar value of the transaction is $480,000. As Mrs. Jolitz had assigned her interest in Chesscom to other shareholders prior to the transaction with the Company, neither Mrs. Jolitz or Mrs. Belcher have any monetary interest in the transaction.

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

Date:  November 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas C. Cook                                Dated: November 23, 2009
Thomas C. Cook
Principal Executive Officer and Director

/s/ Thomas C. Cook                                Dated: November 23, 2009
Thomas C. Cook
Principal Financial Officer


/s/ Stephen K. Wilson                             Dated: November 23, 2009
Stephen K. Wilson
Director

/s/ Joan Jolitz                                   Dated: November 23, 2009
Joan Jolitz
Director

/s/ Allison Belcher                               Dated: November 23, 2009
Allison Belcher
Director