Form 10-Q/A
period 2008-08-31
BANKERS STORE INC
filed 2009-11-27
CIK 27850

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

Common stock, par value $0.01, 27,754,781 shares outstanding as of August 31, 2008.

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

SIGNIFICANT EVENTS

On July 12, 2008, the Company issued 12,000,000 shares of common stock to the shareholders of Chesscom Consultants, Inc. These shares were issued in exchange for 100% of the issued and outstanding shares of Chesscom Consultants, Inc. As then-current management had determined that Chesscom had performed all conditions precedent to closing, the shares were issued. The conditions precedent to closing to be satisfied by Chesscom included approval by the Board of Directors and the Shareholders of Chesscom, the absence of any material adverse changes in the financial condition of Chesscom, and the delivery of certain enumerated documents, which included
(1) the Corporate Book of Chesscom, (2) a list of states in which Chesscom was authorized to do business, (3) a list of authorized and outstanding shares of Chesscom, (4) The Articles of Incorporation and Bylaws of
Chesscom, (5) any and all contracts and agreements tha Chesscom is party to,
(6) a list of employees of Chesscom, (7) a list of any and all patents, trademarks, trade names, copyrights, and applications for same, (8) a list of all financing and/or loan agreements to which Chesscom is a party, (9) a list of all bank accounts of Chesscom, and (10) a written certification by the Chief Executive Officer of Chesscom stating that, as of the date of closing, all representations and warranties contained within the agreement are true and accurate. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of August 31, 2008, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Cynthia Hayden, the Company's President, and David Nail, the Company's Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Ms. Hayden and Mr. Nail concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II. OTHER INFORMATION

SIGNATURES

                   THE BANKER'S STORE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AUGUST 31, 2008 (Unaudited) AND MAY 31, 2008


CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 AUGUST 31,     MAY 31,
ASSETS                                              2008         2008
Current Assets:
Cash and cash equivalents                        $  109,749   $  149,365

Accounts receivable, net of allowance for
bad debts of $4,043                                 147,853      131,820

Inventories                                         568,807      578,790
Prepaid expenses and other current assets            85,899       62,461

Total current assets                                912,308      922,436

Equipment and improvements, net                      70,788       69,181
Other assets                                            831          831

Totals                                           $  983,927   $  992,448
                                                 ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                $        -   $        -
Accounts payable and accrued expenses               371,230      137,377
Customer deposits                                   277,216      305,115
Note payable - principal stockholder                      -      142,519
Accrued compensation - principal stockholder              -      263,100

Total current liabilities                           648,446      848,111

Long-term debt, net of current portion                    -            -

Total liabilities                                   648,446      848,111

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value;  200,000,000
shares authorized;  27,754,781 shares
issued and outstanding                              277,548      149,548
Additional paid-in capital                          492,529      553,889
Less: treasury stock 2,000 shares (at cost)          (2,000)      (2,000)
Accumulated (deficit) earnings                     (432,596)    (557,100)
                                                 ----------   ----------

Total stockholders' equity                          335,481      144,337

Totals                                           $  983,927   $  992,448
                                                 ----------   ----------

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

Dated :  November 23, 2009