Form 10-Q/A
period 2008-11-30
BANKERS STORE INC
filed 2009-11-27
CIK 27850

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

Common stock, par value $0.01, 27,754,781 shares outstanding as of November 30, 2008.

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

On June 11, 2008, the Company entered into an Acquisition Agreement and Plan of Merger with Chesscom Consultants, Inc. ("Chesscom") that contemplated the merger of Chesscom with and into the Company in exchange for 12 million shares of Company common stock. On November 24, 2008, the Board of Directors approved an amendment to the Acquisition Agreement and Plan of Merger, which changed the nature of the transaction from one of a merger by and between The Banker's Store, Inc. and Chesscom Consultants, Inc. to one of an acquisition of Chesscom Consultants, Inc. as a wholly-owned subsidiary of The Banker's Store, Inc. Despite the approval of the Board of this amendment, the transaction had not closed as of November 30, 2008 due to the continuing refusal of the Company's then president, Cynthia A. Hayden, to sign the amendment.

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

Note 3 - Earnings (loss) per common share:

The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings
(loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares were issued during the period. The weighted average numbers of shares for determining basic earnings per share were 27,754,781 in 2008. The weighted average numbers of shares for determining diluted earnings per share were 27,754,781 in 2008.

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