Form 10-Q/A
period 2009-02-28
BANKERS STORE INC
filed 2009-11-27
CIK 27850

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. As of February 28, 2009, the Company evaluated the effectiveness of the design and operation of is disclosure controls and procedures. Thomas C. Cook, the Company's President, and Robert Anderegg, the then Chief Financial Officer, supervised and participated in the evaluation. Based on this evaluation, Mr. Cook and Mr. Anderegg concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.


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

Date: November 23, 2009